Form 10-Q
period 2008-06-30
Three Shades for Everybody, Inc.
filed 2008-08-27
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                        COMMISSION FILE NUMBER: 000-53385


                        THREE SHADES FOR EVERYBODY, INC.
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                                87-0430015
(State of Incorporation)                             (I.R.S. Employer ID Number)

                            1150 Silverado, Ste. 204
                           La Jolla, California 92037
                                  858-459-1133
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of August 26, 2008 was 153,276.

                        THREE SHADES FOR EVERYBODY, INC.
                        (A Development Stage Enterprise)


ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Cash Flows                                                5

   Notes to Financial Statements                                           6

                        THREE SHADES FOR EVERYBODY, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                     As of                 As of
                                                                 June 30, 2008         March 31, 2008
                                                                 -------------         --------------
ASSETS

Current Assets
  Cash                                                            $        --           $        --
                                                                  -----------           -----------

      TOTAL ASSETS                                                $        --           $        --
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                               $        --           $        --
                                                                  -----------           -----------

      TOTAL LIABILITIES                                                    --                    --

Stockholders' Equity (Deficit)
  Common stock, $.001 par value:
   50,000,000 shares authorized,
    9,196,575 shares issued and outstanding
    as of 6/30/2008 and 3/31/2008                                       9,197                 9,197
  Additional paid in capital                                        1,442,097             1,442,097
  Retained Earnings/Accumulated Deficit                            (1,451,294)           (1,451,294)
                                                                  -----------           -----------

      Total Shareholders' Equity                                           --                    --
                                                                  -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $        --           $        --
                                                                  ===========           ===========

                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                 From Inception
                                        Three Months Ended        July 23, 1985
                                             June 30,                through
                                     ------------------------        June 30,
                                        2008          2007             2008
                                     ----------    ----------       ----------

Revenue                              $       --    $       --      $ 4,290,136
                                     ----------    ----------      -----------

Operating Expenses                           --            --        5,741,430
                                     ----------    ----------      -----------

NET (LOSS)                           $       --    $       --      $(1,451,294)
                                     ==========    ==========      ===========

Net Loss per Common Share            $       --    $       --
                                     ----------    ----------
Weighted average number of Common
 Shares outstanding                   9,196,575     4,096,575
                                     ==========    ==========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                           From Inception
                                                              Three Months Ended            July 23, 1985
                                                                   June 30,                   through
                                                           ----------------------------       June 30,
                                                              2008             2007             2008
                                                           -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $        --      $        --      $(1,451,294)
                                                           -----------      -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                           --               --       (1,451,294)
                                                           -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                           --               --               --
                                                           -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash
  Common Stock issued for reimbursement                             --               --               --
                                                           -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --               --               --
                                                           -----------      -----------      -----------
NET INCREASE (DECREASE)                                             --               --               --
                                                           -----------      -----------      -----------
CASH BEGINNING OF PERIOD                                            --               --               --
                                                           -----------      -----------      -----------
CASH END OF PERIOD                                         $        --      $        --      $        --
                                                           ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                            $        --      $        --      $        --
                                                           -----------      -----------      -----------
  Income taxes paid                                        $        --      $        --      $        --
                                                           -----------      -----------      -----------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for personal computers until 1990 when the Company became dormant. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

METHOD OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted March 31 as its year end.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial March 31, 2008 or 2007.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                  (Unaudited)


STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting for its stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recently adopted accounting pronouncements to have a material impact on its financial position, results of operations, or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company has had no operating revenue since inception and is currently not operating.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any of the Company's securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers and directors, Daniel Masters and Dominique Garcia, in exchange for services and as reimbursement for expenses paid on behalf of the company. There were no other related party transactions in the past five years.

NOTE 5 - STOCKHOLDERS' EQUITY

On September 28, 1988 the Company had 10,193,700 shares of Common Stock outstanding. After 1988, with the Company having virtually no operations, shares were issued in exchanged for services provided. By 1998 the company had a total of 30,872,069 shares outstanding. A 1 for 100 reverse split reduced the total to 308,771 in June 1999. Soon after 1,000,000 new shares were issued, bringing the total to 1,308,771. One month following the reverse split, there was a forward split of 2.8 for 1, bringing the total to 3,664,559. Additional shares were then issued bringing the total outstanding to 4,096,575.

The total number of shares issued and outstanding remained at 4,096,575 until July 23, 2007. On that date an additional 5,100,000 shares were issued to the Company's officers in exchange for services and as reimbursement for expenses paid on behalf of the company. Thus as of June 30, 2008 there were a total of 9,196,575 shares issued and outstanding. Also as of June 30, 2008 the Company had fifty million (50,000,000) shares of common stock authorized, having one hundredth of a cent ($0.001) par value per share.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                                  (Unaudited)


Subsequently, on July 24, 2008, the Company voted to reverse split its outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result of this reverse split there are 153,276 shares issued and outstanding as of the date of this report. Also on July 24, 2008 the Company voted to amend its Certificate of Incorporation increasing the number of authorized common shares from 50,000,000 to 200,000,000 and authorizing a maximum of 50,000,000 preferred shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

     Three Shades For Everybody, Inc. (the "Company"), was incorporated on July 23, 1985 under the laws of the State of Delaware. The Company intended to acquire or invest in other businesses and in 1987 the Company approved the acquisition of Vutek Systems, a California business engaged in the design, manufacture, and sale of image capturing boards for use in personal computers. The name of the Company was then changed to Vutek Systems, Inc. Vutek's operations ceased in 1990 and the Company remained dormant until 1999 when its name was changed to Three Shades For Everybody, Inc. in anticipation of acquisition of an apparel design and manufacturing business. The acquisition was not completed and the Company once again became dormant until present efforts to revive it began in 2007.

     From 1990 to the present time the Company has been inactive and could be deemed to be a so-called "shell" company. As a "shell" company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have not yet identified any company or companies which we hope to merge with or acquire. Nor have we identified any industry or market segment in which we will concentrate our search.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2008 we had no assets and no liabilities and we had an accumulated deficit of $1,451,294. As of March 31, 2008, our last year end, we also had no assets and no liabilities and we had an accumulated deficit of $1,451,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company has no current operations and does not have any revenues or earnings from operations. Moreover, the Company has had no operations and no revenues since 1990, and no operations will develop unless and until the Company is successful in its plan to merge with or acquire an operating business.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business described in our initial Form 10 filing as filed with the SEC on August 25, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder are incorporated by reference and can be found in their entirety in our original Form 10 filing, filed under SEC File Number 000-53385 at the SEC website at www.sec.gov:

     Exhibit No.           Description
     -----------           -----------
        3.1           Articles of Incorporation *

        3.2           By-Laws *

       31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                      Officer

       31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

       32.1           Section 1350 Certification Chief Executive Officer

       32.2           Section 1350 Certification Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2008             THREE SHADES FOR EVERYBODY, INC.


                                  By: /s/ Daniel Masters
                                       ---------------------------------
                                       Daniel Masters
                                       President, CEO, and Director


                                  By: /s/ Dominique Garcia
                                       ---------------------------------
                                       Dominique Garcia
                                       Treasurer, CFO, and Director