Form 10-Q
period 2008-09-30
Three Shades for Everybody, Inc.
filed 2008-11-14
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of October 20, 2008 was 153,276.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   As of                As of
                                                               September 30,           June 30,
                                                                   2008                  2008
                                                                -----------           -----------
ASSETS

Current Assets
  Cash                                                          $        --           $        --
                                                                -----------           -----------
      TOTAL ASSETS                                              $        --           $        --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                             $        --           $        --
                                                                -----------           -----------
      TOTAL LIABILITIES                                         $        --           $        --

Stockholders' Equity (Deficit)
  Common stock, $.001 par value:
   50,000,000 shares authorized, 9,196,575 shares
   issued and outstanding as of 6/30/2008 and
   153,276 shares issued and outstanding as of 9/30/08                  153                 9,197
  Additional paid in capital                                      1,451,141             1,442,097
  Retained Earnings/ Accumulated Deficit                         (1,451,294)           (1,451,294)
                                                                -----------           -----------
      Total Shareholders' Equity                                         --                    --
                                                                -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $        --           $        --
                                                                ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                          July 23, 1985
                                            Three Months Ended                   Years Ended                 through
                                               September 30,                       June 30,                September 30,
                                          2008             2007             2008              2007             2008
                                       -----------      -----------      -----------       -----------      -----------
Revenue                                $        --      $        --      $        --       $        --      $ 4,290,136
                                       -----------      -----------      -----------       -----------      -----------
Total Revenue                                   --               --               --                --        4,290,136

Operating Expenses                              --               --            5,100         5,741,430
                                       -----------      -----------      -----------       -----------      -----------

Net Income (Loss)                      $        --      $        --      $    (5,100)      $        --      $(1,451,294)
                                       ===========      ===========      ===========       ===========      ===========
Basic and diluted earning
 (Loss) per Share                               --               --           (0.0006)              --
                                       -----------      -----------       -----------      -----------
Weighted average number of common
 shares outstanding                      3,790,255        7,866,140        8,875,205         4,096,575


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                    Common Stock          Additional       During           Total
                                --------------------       Paid-in       Development     Stockholders
                                Shares        Amount       Capital          Stage           Equity
                                ------        ------       -------          -----           ------
Balance, July 1, 2005          4,096,575     $  4,097    $ 1,442,097     $(1,446,194)      $     --
                             -----------     --------    -----------     -----------       --------
Common stock issued                   --
Net (loss) for year
 Ended June 30, 2006                                                              --             --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2006         4,096,575        4,097      1,442,097      (1,446,194)            --
                             -----------     --------    -----------     -----------       --------
Common stock issued                   --
Net (loss) for year
 Ended June 30, 2007                                                              --             --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2007         4,096,575        4,097      1,442,097      (1,446,194)            --
                             -----------     --------    -----------     -----------       --------
Common stock issued            5,100,000        5,100
Net (loss) for year
 Ended June 30, 2008                                                          (5,100)            --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2008         9,196,575        9,197      1,442,097      (1,451,294)            --

Common stock issued                   --
1 for 20 reverse split        (9,043,299)      (9,043)         9,043
Net loss for quarter
 Ended Sept 30, 2008                                                              --             --
                             -----------     --------    -----------     -----------       --------

Balance, Sept 30, 2008           153,276     $    153    $ 1,451,141     $(1,451,294)      $     --
                             ===========     ========    ===========     ===========       ========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                            From Inception
                                                                                                            July 23, 1985
                                                    Three Months Ended                  Years Ended            through
                                                       September 30,                      June 30,           September 30,
                                                  2008             2007            2008           2007           2008
                                               -----------      -----------      ---------      ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                           $      --        $  (5,100)       $      --      $      --     $(1,451,294)
                                               ---------        ---------        ---------      ---------     -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS             --           (5,100)              --             --      (1,451,294)
                                               ---------        ---------        ---------      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES             --               --               --             --              --
                                               ---------        ---------        ---------      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued For cash                                                                                      561,164
Common Stock issued For services                      --            5,100               --             --          24,532
Common Stock issued For debt cancelled                                                                            865,598
                                               ---------        ---------        ---------      ---------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --            5,100                              --       1,451,294
                                               ---------        ---------        ---------      ---------     -----------
NET INCREASE (DECREASE)                               --               --               --             --              --
                                               ---------        ---------        ---------      ---------     -----------
CASH BEGINNING OF PERIOD                              --               --               --             --              --
                                               ---------        ---------        ---------      ---------     -----------
CASH END OF PERIOD                             $      --        $      --        $      --      $      --     $        --
                                               =========        =========        =========      =========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Interest paid                                                   $      --        $      --                    $        --
                                                                ---------        ---------                    -----------
Income taxes paid                                               $      --        $      --                    $        --
                                                                ---------        ---------                    -----------

                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

METHOD OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted June 30 as its year end.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company has had no operating revenue since 1990 and is currently not operating.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


The total number of shares issued and outstanding remained at 4,096,575 until July 23, 2007. On that date an additional 5,100,000 shares were issued to the Company's officers in exchange for services and as reimbursement for expenses paid on behalf of the company. Thus as of June 30, 2008 there were a total of 9,196,575 shares issued and outstanding. On July 24, 2008, the Company voted to reverse split its outstanding common stock at a ratio of one (1) new share for sixty (60) old shares. As a result of this reverse split there are 153,276 shares issued and outstanding as of the date of this report.

Also on July 24, 2008 the Company voted to amend its Certificate of Incorporation increasing the number of authorized common shares from 50,000,000 to 200,000,000 and authorizing 50,000,000 preferred shares.

NOTE 6 - SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the first quarter on September 30, 2008.

NOTE 7 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2008 and 2007 or the quarters ended September 30, 2008 and 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business from those described in our initial Form 10 filing as filed with the SEC on August 25, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

No.                                  Description
---                                  -----------
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008            THREE SHADES FOR EVERYBODY, INC.


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