Form 10-Q
period 2008-12-31
Three Shades for Everybody, Inc.
filed 2009-02-11
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of January 31, 2009 was 153,276.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                              As of                As of
                                                           December 31,           June 30,
                                                              2008                  2008
                                                           -----------           -----------
ASSETS

Current Assets
  Cash                                                     $        --           $        --
                                                           -----------           -----------
      TOTAL ASSETS                                                  --                    --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                 --                    --
                                                           -----------           -----------
      TOTAL LIABILITIES                                             --                    --

Stockholders' Equity (Deficit)
  Common stock, $.001 par value:
   50,000,000 shares authorized, 9,196,575
    shares issued and outstanding as of 6/30/2008
    and 153,276 shares issued and outstanding
    as of 9/30/08                                                  153                 9,197
  Additional paid in capital                                 1,451,141             1,442,097
  Retained Earnings / Accumulated Deficit                   (1,451,294)           (1,451,294)
                                                           -----------           -----------
      Total Shareholders' Equity                                    --                    --
                                                           -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $        --           $        --
                                                           ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                               From Inception
                                                                                                July 23, 1985
                                   Six Months Ended                     Years Ended                through
                                      December 31,                       June 30,                December 31,
                                 2008            2007             2008             2007             2008
                              -----------     -----------      -----------      -----------      -----------
Revenue                       $        --     $        --      $        --      $        --      $ 4,290,136
                              -----------     -----------      -----------      -----------      -----------
Total Revenue                          --              --               --               --      $ 4,290,136

Operating Expenses                     --              --            5,100               --        5,741,430
                              -----------     -----------      -----------      -----------      -----------

Net Income (Loss)             $        --     $        --      $    (5,100)     $        --      $(1,451,294)
                              ===========     ===========      ===========      ===========      ===========

Basic and diluted earning
 (Loss) per Share                      --              --          (0.0006)              --
                              -----------     -----------      -----------      -----------

Weighted average number
 of common shares
 outstanding                    1,332,837       8,559,075        9,196,575        4,096,575


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                    Common Stock          Additional       During           Total
                                --------------------       Paid-in       Development     Stockholders
                                Shares        Amount       Capital          Stage           Equity
                                ------        ------       -------          -----           ------
Balance, July 1, 2005          4,096,575     $  4,097    $ 1,442,097     $(1,446,194)      $     --
                             -----------     --------    -----------     -----------       --------
Common stock issued                   --
Net (loss) for year
 Ended June 30, 2006                                                              --             --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2006         4,096,575        4,097      1,442,097      (1,446,194)            --
                             -----------     --------    -----------     -----------       --------
Common stock issued                   --
Net (loss) for year
 Ended June 30, 2007                                                              --             --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2007         4,096,575        4,097      1,442,097      (1,446,194)            --
                             -----------     --------    -----------     -----------       --------
Common stock issued            5,100,000        5,100
Net (loss) for year
 Ended June 30, 2008                                                          (5,100)            --
                             -----------     --------    -----------     -----------       --------
Balance, June 30, 2008         9,196,575        9,197      1,442,097      (1,451,294)            --

Common stock issued                   --
1 for 20 reverse split        (9,043,299)      (9,043)         9,043

Net loss for quarter
 Ended December 31, 2008                                                          --             --
                             -----------     --------    -----------     -----------       --------
Balance, December 31, 2008      153,276      $    153    $ 1,451,141     $(1,451,294)      $     --
                             ===========     ========    ===========     ===========       ========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                             From Inception
                                                                                                             July 23, 1985
                                                 Six Months Ended                   Years Ended                 through
                                                    December 31,                      June 30,                 December 31,
                                               2008             2007            2008            2007             2008
                                            -----------      -----------     -----------     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $        --      $    (5,100)    $        --     $         --      $(1,451,294)
                                            -----------      -----------     -----------     ------------      -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS            --           (5,100)             --               --       (1,451,294)
                                            -----------      -----------     -----------     ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES            --               --              --               --               --
                                            -----------      -----------     -----------     ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash                       --               --              --               --          561,164
  Common Stock issued for services                   --            5,100              --               --           24,532
  Common Stock issued for debt cancelled             --               --              --               --          865,598
                                            -----------      -----------     -----------     ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            --            5,100              --               --        1,451,294
                                            -----------      -----------     -----------     ------------      -----------

NET INCREASE (DECREASE)                              --               --              --               --               --
                                            -----------      -----------     -----------     ------------      -----------
CASH BEGINNING OF PERIOD                             --               --              --               --               --
                                            -----------      -----------     -----------     ------------      -----------

CASH END OF PERIOD                          $        --      $        --     $        --     $         --      $        --
                                            ===========      ===========     ===========     ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Interest paid                                              $        --     $        --                       $        --
                                                             -----------     -----------                       -----------
  Income taxes paid                                          $        --     $        --                       $        --
                                                             -----------     -----------                       -----------


                               See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2008 or 2007.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

NOTE 6 - SUBSEQUENT EVENT

There is no subsequent event to disclose since the end of the second quarter on December 31, 2008.

NOTE 7 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the years ended June 30, 2008 and 2007 or the quarters ended December 31, 2008 and 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2008 we had no assets and no liabilities and we had an accumulated deficit of $1,451,294. As of June 30, 2008, our last year end, we also had no assets and no liabilities and we had an accumulated deficit of $1,451,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 10, 2009            THREE SHADES FOR EVERYBODY, INC.


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