Form 10-K
period 2009-06-30
Three Shades for Everybody, Inc.
filed 2009-09-08
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-53385

                        THREE SHADES FOR EVERYBODY, INC.
             (Exact name of registrant as specified in its charter)

       NEVADA                                                 87-0430015
(State of Incorporation)                               (I.R.S. Employer Id. No.)

1150 Silverado, Ste. 204, La Jolla, CA  92037              (858) 459-1133
  (Address of principal executive offices)       (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark if Three Shades For Everybody, Inc. (Three Shades) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]

Indicate by check mark if Three Shades is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate by check mark whether Three Shades (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Three Shades was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Three Shades' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether Three Shades is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of Three Shades' common stock held by non-affiliates of Three Shades as of the last business day of Three Shades' most recently completed fiscal quarter (June 30, 2009) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2009). For this purpose, all of Three Shades' officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 153,572 shares of Three Shades' common stock outstanding as of August 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                        THREE SHADES FOR EVERYBODY, INC.

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 2009

                                      INDEX

PART I
Item 1   Business                                                              1
Item 1A  Risk Factors                                                          4
Item 2   Properties                                                            9
Item 3   Legal Proceedings                                                     9
Item 4   Submission of Matters to a Vote of Security Holders                   9

PART II
Item 5   Market for Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                                        9
Item 6   Selected Financial Data                                              10
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11
Item 7A  Quantitative and Qualitative Disclosure About Market Risk            12
Item 8   Financial Statements and Supplementary Data                          12
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             24
Item 9A  Controls and Procedures                                              24
Item 9B  Other Information                                                    24

PART III
Item 10  Directors, Executive Officers, and Corporate Governance              24
Item 11  Executive Compensation                                               25
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      25
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         26
Item 14  Principal Accounting Fees and Services                               26

PART IV
Item 15  Exhibits and Financial Statement Schedules                           27

SIGNATURES                                                                    27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     OUR DISCLOSURE AND ANALYSIS IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS SINCE THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. SUCH STATEMENTS MAY INCLUDE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," "HOPE" AND OTHER WORDS AND TERMS OF SIMILAR MEANING. IN PARTICULAR, THESE INCLUDE, AMONG OTHERS, STATEMENTS RELATING TO OUR BUSINESS PLAN AND OUR INTENTION TO SEEK A BUSINESS COMBINATION WITH AN OPERATING ENTITY, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS OR STATEMENTS OF CURRENT CONDITION.

     THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     WE UNDERTAKE NO OBLIGATION (AND EXPRESSLY DISCLAIM ANY SUCH OBLIGATION) TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. YOU ARE ADVISED, HOWEVER, TO REVIEW ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR FILINGS WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), ALL OF WHICH ARE AVAILABLE IN THE SEC EDGAR DATABASE AT WWW.SEC.GOV AND FROM US.

BACKGROUND AND PRIOR NAMES

     Three Shades for Everybody, Inc. (the "Company") was incorporated in July 1985 as Na Pali Funding, Inc. under the laws of the State of Delaware. The Company was initially formed to invest in new business ventures and on March 19, 1987, it acquired Vutek Systems, Inc., a California corporation, and the name was changed to Vutek Systems, Inc. In July, 1999 the Company agreed to acquire an apparel design and manufacturing business and on July 9, 1999 the name was again changed, this time to Three Shades for Everybody, Inc. While the name was changed, the acquisition of the apparel business was never completed.

     From March, 1987 until March, 1990 the Company operated as Vutek Systems, Inc. ("Vutek"). Vutek was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles. The flagship product, FreezFrame allowed a picture or image from a standard video source such as a video camera, VCR or video disk player to be digitized and combined with text and graphics or otherwise altered for more useful display on a computer screen. The software allowed it to be used with other commercial off-the-shelf software programs such a dBASE III Plus, ShowPartner, and Storyboard. The company had intended to develop an entire line of products for this market. The company tried to raise funds through the exercise of outstanding warrants, however the funds raised were insufficient to maintain operations. As a result of the Company's failure to generate adequate capital, it continued to operate at a loss. By March 1, 1990 all funds had been expended, and the Company thereafter became dormant.

     In 1998 the Company was revived and the search for a successor business was commenced. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. ("Three Shades"), with the intent of going into clothing design, manufacture, and sales by acquiring a private business, also named Three Shades for Everybody, however the private operating business experienced a reversal and the acquisition was never completed.

DESCRIPTION OF CURRENT BUSINESS

     Thus from March, 1990 until the present, the Company has had no active business and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose. A "shell" company can be defined as an entity having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     We will not restrict our search to any specific industry or geographical location. Potential business partners might be found within any industry and in any state or even outside the United States. Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid changes in the business environment, and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act.

     It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The officers and directors of the Company have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred.

     It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

     It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     Our present intent is that we will not enter into an agreement to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

REPORTING ISSUER STATUS

     The Company chose to become a reporting company on a voluntary basis because one attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

     Based upon our proposed future business activities, it is possible that we may be deemed a "blank check" company (see "Risk Factors"). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

     We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes our future even more uncertain.

     None of our officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and its likelihood of continuing operations.

6. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

     Although we are subject to regulation under the 1934 Act, management believes the Company is not subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. Our present management most likely will not remain after we complete a business combination.

     A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

9. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10. As a shell company, we face substantial additional adverse business and legal consequences.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11. Our Common Stock may never be publicly traded and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. And there can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The NASD Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

     We have not been assigned a trading symbol by the NASD, and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or on any other trading system.

12. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

      The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

13. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

     There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. But we are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                Alaska         Nevada            Tennessee
                Arkansas       New Mexico        Texas
                California     Ohio              Utah
                Delaware       Oklahoma          Vermont
                Florida        Oregon            Washington
                Georgia        Pennsylvania
                Idaho          Rhode Island
                Indiana        South Carolina
                Nebraska       South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinion as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company.

     If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

     The Company's officers, directors and majority shareholders have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

14. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult or impossible to sell their securities.

ITEM 2. PROPERTIES

      We presently utilize office space at 1150 Silverado, Suite 204, La Jolla, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a joint venture or merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

          PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      There is no trading market for our Common Stock at present and there has been no trading market since approximately 1998. We do not have a trading symbol. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to Finra to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets, LLC ("Pink Sheets"), however there is no assurance that a broker-dealer will agree to make such application or, if one does, that Finra will provide us with a symbol.

HOLDERS

     As of June 30, 2009, there were approximately 644 stockholders of record holding our common stock.

DIVIDENDS

     We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings to date and do not anticipate any earnings until such time as a merger or acquisition is consummated with another entity.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2008 the Company's two officers and directors purchased unregistered securities from the Company. Daniel Masters, the President of the Company, received a total of 5,000,000 common shares on July 23, 2007 as expense reimbursement and payment for services, all valued at a total of $5,000 (the par value of the stock). Dominique Garcia, the Secretary of the Company, received a total of 100,000 common shares on July 23, 2007 as expense reimbursement and payment for services, all valued at a total of $100 (the par value of the stock). We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

     - The issuance had no underwriters, underwriting discounts or commissions;
     -    We placed a restrictive legend on the certificate issued;
     -    The sale was not made by general solicitation or advertising;
     -    The sales was made to an officer, director, and accredited investor.

     In connection with the above transaction, we provided the following to the investor:

     -    Access to all our books and records.
     - Access to all material contracts and documents relating to our operations.
     - The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investor was given access.

     The Company's common stock was consolidated in July, 2008 on the basis of one (1) new share for sixty (60) old shares. As a result, Mr. Masters now holds 83,333 shares and Ms. Garcia now holds 1,667 shares. There are a total of 153,572 common shares currently issued and outstanding.

REPURCHASES

     We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

     The following balance sheet data and statement of operations data for the year ended June 30, 2009 and 2008 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

                                           June 30, 2009          June 30, 2008
                                           -------------          -------------
Statement of Operations Data

Revenues                                            0                     0
Expenses                                        5,000                 5,100
(Net Loss)                                     (5,000)               (5,100)
Loss per share
  Basic                                        (0.0067)              (0.0006)
  Diluted                                         n/a                   n/a

Balance Sheet Data

Cash                                                0                     0
Total Assets                                        0                     0
Liabilities                                     5,000                     0
Stockholders' Equity                           (5,000)                    0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2009 and 2008. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

     1) Liquidity: The Company had no cash and no liquid instruments at June 30, 2009. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective licensee or merger or acquisition candidate.

     2) Capital Resources: As noted above, the Company has no significant capital resources but will rely upon interest free loans or capital contributions from management to meet its needs.

     3) Results of Operations: As noted above, the Company has conducted no operations other than the search for a merger or acquisition candidate and the preparation of its filings with the SEC since 2007.

     4) Off-Balance Sheet Arrangements: The Company has no off balance sheet arrangements.

     5) Disclosure of Contractual Obligations: The Company has no contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Management of the Company has agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        THREE SHADES FOR EVERYBODY, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             June 30, 2009 and 2008

                        Immediately following please see:

    Report of Independent Registered Public Accounting Firm

    Balance Sheets

    Statement of Operations

    Statement of Changes in Stockholders' Equity

    Statement of Cash Flows

    Notes to Financial Statements

                               Stan J.H. Lee, CPA
          Registered with the Public Company Accounting Oversight Board
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                      794 Broadway * Chula Vista * CA 92910
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades For Everybody, Inc. as at June 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades For Everybody, Inc. as of June 30, 2009 and 2008, and the results of its operation and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee
----------------------------------
Stan J.H. Lee, CPA

August 22, 2009 (For June 30, 2009)
September 10, 2008 (For June 30, 2008)
Fort Lee, NJ 07024

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       As of                 As of
                                                                   June 30, 2009         June 30, 2008
                                                                   -------------         -------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $        --           $        --
                                                                    -----------           -----------

      TOTAL ASSETS                                                  $        --           $        --
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Commitment and Contingency Note 8
  Current Liabilities                                               $        --           $        --

Payable to Related Party Note 5                                     $     5,000           $        --
                                                                    -----------           -----------

      TOTAL LIABILITIES                                             $     5,000           $        --
                                                                    -----------           -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   50,000,000 shares authorized, no
   shares issued or outstanding as of
   June 30, 2009 and 2008 Note 2
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
   153,572 shares issued and outstanding
   as of 6/30/09 and 50,000,000 shares
   authorized and 9,196,575 shares issued
   and outstanding as of 6/30/2008 Note 2                                   154                 9,197
  Additional paid in capital Note 2                                   1,451,140             1,442,097
  Retained earnings (Deficit)                                        (1,456,294)           (1,451,294)
                                                                    -----------           -----------

      TOTAL SHAREHOLDERS' EQUITY                                         (5,000)                   --
                                                                    -----------           -----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $        --           $        --
                                                                    ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                    Acumulated since
                                                                                      07/23/1985
                                           Year Ended            Year Ended         (inception) to
                                         June 30, 2009         June 30, 2008         June 30, 2009
                                         -------------         -------------         -------------
NET REVENUE                               $        --           $        --           $ 4,290,136
                                          -----------           -----------           -----------
Total Revenue                                      --                    --             4,290,136

OPERATING EXPENSES                             (5,000)               (5,100)            5,746,430
                                          -----------           -----------           -----------
Total Expenses                                 (5,000)               (5,100)            5,746,430

NET LOSS                                  $    (5,000)          $    (5,100)          $(1,456,294)
                                          ===========           ===========           ===========

Net Loss per Common Share Note 3              (0.0067)              (0.0006)

Weighted Average Number of
 Common Shares Outstanding                    747,904             8,875,205


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                         Additional        During the
                                                Common Stock               Paid-in        Development
                                           Shares          Amount          Capital           Stage            Balance
                                           ------          ------          -------           -----            -------
Initial Issuance of Common Stock          1,000,000       $  1,000       $        0
Net loss for year Ended 6/30/85                                                           $   (18,475)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/85                        1,000,000       $  1,000       $        0       $   (18,475)      $   (17,475)
                                        -----------       --------       ----------       -----------       -----------
Issuance of Common Stock                  2,480,000       $  2,480       $    9,920
Net loss for year Ended 6/30/86                                                           $  (647,204)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/86                        3,480,000       $  3,480       $    9,920       $  (665,679)      $  (652,279)
                                        -----------       --------       ----------       -----------       -----------
Issuance of Common Stock for Cash         1,400,000       $  1,400       $   68,600
Issuance of Common Stock for
 Acquisition                              3,421,000       $  3,421
Net loss for year Ended 6/30/87                                                           $  (290,805)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/87                        8,301,000       $  8,301       $   78,520       $  (956,484)      $  (869,663)
                                          ---------       --------       ----------       -----------       -----------
Issuance of Common Stock for Cash           377,500       $    377       $   91,123
Net loss for year Ended 6/30/88                                                           $  (489,278)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/88                        8,678,500       $  8,678       $  169,643       $(1,445,762)      $(1,267,441)
                                        -----------       --------       ----------       -----------       -----------
Issuance of Stock on Warrant
 Exercise                                 1,400,600       $  1,401       $  377,149
Issuance of Stock for Debt
 Forgiveness                                228,200            228          196,241           196,241
Net loss for year Ended 6/30/89                                                           $  (708,631)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/89                       10,307,300       $ 10,307       $  743,033       $(1,958,152)      $(1,204,812)
                                        -----------       --------       ----------       -----------       -----------
Issuance of Stock for Debt
 Forgiveness                              1,564,769          1,565          205,420           205,420
Net loss for year Ended 6/30/90                                                           $  (157,399)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/90                       11,872,069       $ 11,872       $  948,453       $(1,910,131)      $  (949,806)
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/91                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/91                       11,872,069       $ 11,872       $  948,453       $(1,910,131)      $  (949,806)
                                        -----------       --------       ----------       -----------       -----------

Net loss for year Ended 6/30/92                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/92                       11,872,069       $ 11,872       $  948,453       $(1,910,131)      $  (949,806)
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/93                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/93                       11,872,069       $ 11,872       $  948,453       $(1,910,131)      $  (949,806)
                                        -----------       --------       ----------       -----------       -----------
Debt eliminated by statute
 of limitations                                                             463,937           463,937
Net loss for year Ended 6/30/94                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/94                       11,872,069       $ 11,872       $1,412,390       $(1,446,194)      $   (21,932)
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/95                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/95                       11,872,069       $ 11,872       $1,412,390       $(1,446,194)      $   (21,932)
                                        -----------       --------       ----------       -----------       -----------
Issuance of stock for services           19,000,000       $ 19,000
Net loss for year Ended 6/30/96                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/96                       30,872,069       $ 30,872       $1,412,390       $(1,446,194)      $    (2,932)
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/97                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/97                       30,872,069       $ 30,872       $1,412,390       $(1,446,194)      $    (2,932)
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/98                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/98                       30,872,069       $ 30,872       $1,412,390       $(1,446,194)      $    (2,932)
                                        -----------       --------       ----------       -----------       -----------
Reverse stock split 1 for 100           (30,563,348)       (30,563)          30,563
Issuance of stock for cash                1,000,000          1,000            1,500
Net loss for year Ended 6/30/99                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/99                        1,308,721       $  1,309       $1,444,453       $(1,446,194)      $      (432)
                                        -----------       --------       ----------       -----------       -----------
Stock split 2.8 for 1                     2,355,698          2,356           (2,356)
Issuance of stock for cash                  432,156            432
Net loss for year Ended 6/30/2000                                                         $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/2000                      4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/01                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/01                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------

Net loss for year Ended 6/30/02                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/02                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/03                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/03                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/04                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/04                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/05                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/05                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/06                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/06                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Net loss for year Ended 6/30/07                                                           $         0
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/07                        4,096,575       $  4,097       $1,442,097       $(1,446,194)      $        --
                                        -----------       --------       ----------       -----------       -----------
Issuance of stock for services            5,100,000          5,100
Net loss for year Ended 6/30/08                                                           $    (5,100)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/08                        9,196,575       $  9,197       $1,442,097       $(1,451,294)      $        --
                                        -----------       --------       ----------       -----------       -----------
Reverse stock split 1 for 60             (9,043,003)        (9,043)           9,043
Net loss for year Ended 6/30/09                                                           $    (5,000)
                                        -----------       --------       ----------       -----------       -----------
Balance at 6/30/09                          153,572       $    154       $1,451,140       $(1,456,294)      $    (5,000)
                                        ===========       ========       ==========       ===========       ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                        Acumulated since
                                                                                                            07/23/1985
                                                                   Year Ended          Year Ended        (inception) to
                                                                  June 30, 2009       June 30, 2008       June 30, 2009
                                                                  -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $    (5,000)        $    (5,100)        $(1,456,294)
                                                                   -----------         -----------         -----------
      Net cash provided by (used in) operating activities               (5,000)             (5,100)         (1,456,294)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                        0                   0                   0
                                                                   -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note issued for expense reimburse                                      5,000
  Common stock issued for cash
  Common stock issued for expense reimburse                                                  5,100
                                                                   -----------         -----------         -----------
  Net cash provided by (used in) financing activities                    5,000               5,100
                                                                   -----------         -----------         -----------

Net increase (decrease) in cash                                             --                  --                  --
                                                                   -----------         -----------         -----------

Cash beginning of period                                                    --                  --                  --
                                                                   -----------         -----------         -----------

Cash end of period                                                 $        --         $        --         $        --
                                                                   -----------         -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                      $        --         $        --         $        --
                                                                   -----------         -----------         -----------

Income taxes paid                                                  $        --         $        --         $        --
                                                                   -----------         -----------         -----------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2009 or 2008.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008


FISCAL YEAR

The Company adopted June 30 as its fiscal year ending.

STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for its stock-based compensation.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has authorized share capital of two hundred million (200,000,000) shares of common stock, having one hundredth of a cent ($0.001) par value per share, and fifty million (50,000,000) shares of preferred stock, also having one hundredth of a cent ($0.001) par value per share.

In the year ended June 30, 1987 the Company went public, issuing 1,400,000 units, each consisting of one share and two warrants, at a price of $0.05 per unit. Also in that year it acquired VuTek Systems, Inc., in a stock for stock exchange which resulted in the issuance of an additional 3,421,000 shares. Additional shares were issued in 1988, 1989, and 1990 as a result of warrant exercises, private placements, and issuances for services.

By June 30, 1990 the Company had a total of 11,872,069 shares issued and outstanding. In that year the Company completed the closure of its business and became dormant. In 1994 the number of shares issued and outstanding remained at 11,872,069, however the additional paid in capital was increased by $463,937 as a result of the expiration and forgiveness of debt through the Statute of Limitations.

In 1996 19,000,000 shares were issued for services and in 1999, with a total of 30,872,069 shares outstanding, a 1 for 100 reverse split was voted which reduced the total number of shares issued and outstanding to 308,721. Also in June 1999 1,000,000 shares were issued in a private placement, bringing the total outstanding to 1,308,721 shares.

In the year ended June 30, 2000 there was a forward split of 2.8 for 1, bringing the total number of shares outstanding to 3,664,419. Additional shares were issued in that year bringing the total outstanding to 4,096,575.

The total number of shares issued and outstanding remained at 4,096,575 until July 23, 2007. On that date an additional 5,100,000 shares were issued to the Company's officers in exchange for services and as reimbursement for expenses paid on behalf of the company, bringing the total outstanding to 9,196,575 shares.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008


On July 24, 2008 the Company, with the consent of its majority shareholder, adopted a resolution calling for a reverse split of its issued and outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result the total number of common shares issued and outstanding was reduced to 153,572. No further changes in the number of common shares issued and outstanding occurred during the year ended June 30, 2009. There are no preferred shares issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2009 and 2008 are as follows:

                                                     2009            2008
                                                  ----------      ----------
LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $   (5,000)     $   (5,100)
  Denominator Weighted-average shares                747,904       8,875,205
                                                  ==========      ==========
  Net loss per common share                       $  (0.0067)     $  (0.0006)
                                                  ==========      ==========

For the years ended June 30, 2009 and 2008, there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

As set forth in Note 2 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. During the year ended June 30, 2009, an officer of the company advanced $ 5,000 to cover recurring expenses. The balance payable to a related party is $ 5,000 as of June 30, 2009.

NOTE 6 - GOING CONCERN

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008


NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2009 and 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (and the financial statements contained in the report), our chief executive officer and our chief financial officer have determined that our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The current members of our board of directors are as follows:

          Name of Director        Age      Year First Became a Director
          ----------------        ---      ----------------------------

          Daniel Masters          64             Member since 1986

          Dominique Garcia        33             Member since 2007

PRINCIPAL OCCUPATIONS DURING AT LEAST THE PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS

     Since 2002 Daniel Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor's Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. He is an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy.

     Dominique Garcia has worked in marketing and marketing communications roles for the past 10 years, including public relations, advertising, account management, and product management. Her experience includes roles in marketing agencies as well as positions in business to business software and biotechnology companies like Invitrogen Corporation. Ms. Garcia has a Bachelor's Degree (A.B) from Harvard University.

     The current executive officers of the Company are as follows:

          Name of Officer         Age             Position
          ---------------         ---             --------

          Daniel Masters          64     President and CEO

          Dominique Garcia        33     Secretary, Treasurer, and CFO

     Background information on our executive officers is set forth above under our board of directors.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

AUDIT COMMITTEE

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11. EXECUTIVE COMPENSATION

     No officer or director has received any compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide compensation to any officer or director. None of our directors or officers will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein and/or identify or negotiate a licensee, merger, or acquisition for the Company. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of June 30, 2009 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address of              Number of Shares
 Beneficial Owner               Beneficially Owned         Percent of Class
 ----------------               ------------------         ----------------

Daniel Masters                       83,333                    54.26%
1150 Silverado, Ste 204
La Jolla, CA 92037

Dominique Garcia                      3,667                     1.08%
1150 Silverado, Ste 204
La Jolla, CA 92037

All Officers and                     85,000                    55.34%
 Directors as a Group
 (two individuals)

The remaining 68,572 shares of the Company's outstanding common shares are held by 642 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company's common shares. There are, as of the date hereof, a total of 153,572 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     No reportable transactions with related persons occurred during fiscal
2009.

     The Company's two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Stan J. H. Lee, CPA has audited the Company's financial statements since 2007. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                          2009       2008
                                                         ------     ------
Audit fees, including the audit of the Company's
annual financial statements and fees related to
consents and review of registration statements           $2,500     $5,000

Audit related fees                                            0          0

Tax fees and tax related fees                                 0          0

All other fees for other services                             0          0

     The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company's independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

The financial statements listed below are included under Item 8 of this report:
   Balance Sheets as of June 30, 2009 and 2008;
   Statements of Operations for the years ended June 30, 2009 and 2008; Statements of Stockholders' Equity since 1985 (inception);
   Statements of Cash Flows for the years ended June 30, 2009 and 2008; and Notes to Financial Statements.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed herewith

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Filed herewith

Exhibit 32    Section 1350 Certification
              Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Three Shades For Everybody, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2009                    THREE SHADES FOR EVERYBODY, INC.


                                           By: /s/ Daniel Masters
                                               ---------------------------------
                                               Daniel Masters
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Three Shades For Everybody, Inc., in the capacities and on the dates indicated.

      Signature                         Title                        Date
      ---------                         -----                        ----


/s/ Daniel Masters            President and Director           September 4, 2009
--------------------------    (Principal Executive Officer)
(Daniel Masters)


/s/ Dominique Garcia          Secretary, Treasurer, Director   September 4, 2009
--------------------------    (Principal Financial Officer)
(Dominique Garcia)