Form 10-Q
period 2009-09-30
Three Shades for Everybody, Inc.
filed 2009-11-10
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                        COMMISSION FILE NUMBER: 000-53385


                        THREE SHADES FOR EVERYBODY, INC.
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                                87-0430015
(State of Incorporation)                             (I.R.S. Employer ID Number)

                            1150 Silverado, Ste. 204
                           La Jolla, California 92037
                                Tel: 858-459-1133
                                Fax: 858-459-1103
          (Address and telephone number of principal executive offices)

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of November 2, 2009 was 153,572.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                 As of                 As of
                                                             Sept 30, 2009         June 30, 2009
                                                             -------------         -------------
ASSETS

Current Assets
  Cash                                                        $        --           $        --
                                                              -----------           -----------
      Total Assets                                            $        --           $        --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                           $        --           $        --
Payable to Related Party Note 5                                     5,000                 5,000
                                                              -----------           -----------
      TOTAL LIABILITIES                                             5,000                 5,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, $.001 par value 200,000,000 shares
   authorized, 153,572 shares issued and outstanding
   as of 6/30/2009 and 9/30/09                                        153                   153
  Additional paid in capital                                    1,451,141             1,451,141
  Retained Earnings (Deficit)                                  (1,456,294)           (1,456,294)
                                                              -----------           -----------
      Total Shareholders' Equity                                       --                    --
                                                              -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $        --           $        --
                                                              ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    From Inception
                                                                                     July 23, 1985
                                                       Three Months Ended               through
                                                            Sept 30,                   Sept. 30,
                                                  2009                 2008              2009
                                               -----------          -----------       -----------
Revenue                                        $        --          $        --       $ 4,290,136
                                               -----------          -----------       -----------
Total Revenue                                           --                   --         4,290,136

Operating Expenses                                      --                   --         5,741,430
                                               -----------          -----------       -----------

Net Income (Loss)                              $        --          $        --       $(1,451,294)
                                               ===========          ===========       ===========

Basic and diluted earning (Loss) per Share              --                   --
                                               -----------          -----------
Weighted average number of common shares
 outstanding                                       153,572            3,790,255


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            From Inception
                                                                                             July 23, 1985
                                                                 Three Months Ended             through
                                                                      Sept 30,                 Sept. 30,
                                                            2009               2008              2009
                                                        ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $         --       $         --      $ (1,451,294)
                                                        ------------       ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         --                 --        (1,451,294)
                                                        ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                         --                 --                --
                                                        ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash                                    --                 --                --
  Common Stock issued for services                                --                 --                --
  Common Stock issued for debt cancelled                          --                 --                --
                                                        ------------       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                 --                --
                                                        ------------       ------------      ------------

NET INCREASE (DECREASE)                                           --                 --                --
                                                        ------------       ------------      ------------
CASH BEGINNING OF PERIOD                                          --                 --                --
                                                        ------------       ------------      ------------
CASH END OF PERIOD                                      $         --       $         --      $         --
                                                        ============       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                           $         --       $         --      $         --
                                                        ------------       ------------      ------------
Income taxes paid                                       $         --       $         --      $         --
                                                        ------------       ------------      ------------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2009 and the quarter ended September 30, 2009.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


On July 24, 2008 the Company, with the consent of its majority shareholder, adopted a resolution calling for a reverse split of its issued and outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result the total number of common shares issued and outstanding was reduced to 153,572. No further changes in the number of common shares issued and outstanding occurred during the year ended June 30, 2009 and no changes occurred during the three months ended September 30, 2009. There are no preferred shares issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the three months ended September 30, 2009 and 2008 are as follows:

                                                     2009                2008
                                                  ----------          ----------
INCOME/LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $        0          $        0
  Denominator Weighted-average shares                153,572           3,790,255
                                                  ==========          ==========
      Net loss per common share                   $        0          $        0
                                                  ==========          ==========

For the three months ended September 30, 2009 there were 5,000,000 shares issuable under the terms of a convertible note held be the president of the Issuer. However, since there was no income and no loss the diluted earnings per share were the same as basic earnings per share at all times.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008 or for the three month periods ended September 30, 2009 and 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

As set forth in Note 2 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. During the year ended June 30, 2009, an officer of the company advanced $ 5,000 to cover recurring expenses. The balance payable to this related party is $ 5,000 as of September 30, 2009. A note for this sum is held by that officer and its terms provide that the note may be converted, in whole or in part, into common shares in the Company at par value ($0.001).

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

The only commitment or contingency to disclose during the three months ended September 30, 2009 is the convertible note payable to an officer of the Company discussed at Notes 3 and 5 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2009 we had no assets and no liabilities and we had an accumulated deficit of $1,451,294. As of June 30, 2009, our last year end, we also had no assets and no liabilities and we had an accumulated deficit of $1,451,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2009            THREE SHADES FOR EVERYBODY, INC.


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