Form 10-K/A
period 2009-06-30
Three Shades for Everybody, Inc.
filed 2010-02-16
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

                        THREE SHADES FOR EVERYBODY, INC.

                          ANNUAL REPORT ON FORM 10-K/A

                        FOR THE YEAR ENDED JUNE 30, 2009

                                      INDEX

PART I
Item 1   Business                                                              1
Item 1A  Risk Factors                                                          4
Item 2   Properties                                                            9
Item 3   Legal Proceedings                                                     9
Item 4   Submission of Matters to a Vote of Security Holders                   9

PART II
Item 5   Market for Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                                        9
Item 6   Selected Financial Data                                              10
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11
Item 7A  Quantitative and Qualitative Disclosure About Market Risk            12
Item 8   Financial Statements and Supplementary Data                          12
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             24
Item 9A  Controls and Procedures                                              24
Item 9B  Other Information                                                    24

PART III
Item 10  Directors, Executive Officers, and Corporate Governance              24
Item 11  Executive Compensation                                               25
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      26
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         26
Item 14  Principal Accounting Fees and Services                               26

PART IV
Item 15  Exhibits and Financial Statement Schedules                           27

SIGNATURES                                                                    27

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades For Everybody, Inc. as at June 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended and the cumulative results since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades For Everybody, Inc. as of June 30, 2009 and 2008, and the results of its operation, changes in shareholders' equity, and its cash flows for the fiscal years then ended and the cumulative results from inception to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

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
Stan J.H. Lee, CPA
February 11, 2010
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
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Commitment and Contingency Note 8
  Current Liabilities                                               $        --           $        --
  Payable to Related Party Note 5                                         5,000                    --
                                                                    -----------           -----------

      TOTAL LIABILITIES                                                   5,000                    --
                                                                    -----------           -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   50,000,000 shares authorized, no
   shares issued or outstanding as of
   June 30, 2009 and 2008 Note 2

  Common stock, $0.001 par value,
   200,000,000 shares authorized, 153,572 shares
   issued and outstanding as of 6/30/09;
   50,000,000 shares authorized and 153,575
   shares issued and outstanding as of 6/30/2008
   after giving effect to a 1 for 60 reverse stock
   split which took place on July 24, 2008. Note 2                          154                   154
  Additional paid in capital Note 2                                   1,451,140             1,451,140
  Retained earnings (Deficit)                                        (1,456,294)           (1,451,294)
                                                                    -----------           -----------
      TOTAL SHAREHOLDERS' EQUITY                                         (5,000)                   --
                                                                    -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $        --           $        --
                                                                    ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                    Acumulated since
                                                                                      07/23/1985
                                           Year Ended            Year Ended         (inception) to
                                         June 30, 2009         June 30, 2008         June 30, 2009
                                         -------------         -------------         -------------
NET REVENUE                               $        --           $        --           $ 4,290,136
                                          -----------           -----------           -----------
Total Revenue                                      --                    --             4,290,136

OPERATING EXPENSES                             (5,000)               (5,100)            5,746,430
                                          -----------           -----------           -----------
Total Expenses                                 (5,000)               (5,100)            5,746,430
                                          -----------           -----------           -----------

NET LOSS                                  $    (5,000)          $    (5,100)          $(1,456,294)
                                          ===========           ===========           ===========

Net Loss per Common Share Note 3             (0.0326)               (0.0332)

Weighted Average Number of Common
 Shares Outstanding                          153,572                153,572


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                         Additional        During the
                                                Common Stock               Paid-in        Development
                                           Shares          Amount          Capital           Stage            Balance
                                           ------          ------          -------           -----            -------
Initial Issuance of Common Stock            16,667         $    17       $      983
Net loss for year Ended 6/30/85                                                               (18,475)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/85                          16,667         $    17       $      983       $   (18,475)     $   (17,475)
                                          --------         -------       ----------       -----------      -----------
Issuance of Common Stock                    41,333              41           12,359
Net loss for year Ended 6/30/86                                                              (647,204)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/86                          58,000         $    58       $   13,342       $  (665,679)     $  (652,279)
                                          --------         -------       ----------       -----------      -----------
Issuance of Common Stock for Cash           23,333              23           69,977
Issuance of Common Stock for
 Acquisition                                57,017              57            3,364
Net loss for year Ended 6/30/87                                                              (290,805)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/87                         138,350         $   138       $   86,683       $  (956,484)     $  (869,663)
                                          --------         -------       ----------       -----------      -----------
Issuance of Common Stock for Cash            6,292               6           91,494
Net loss for year Ended 6/30/88                                                              (489,278)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/88                         144,642         $   144       $  178,177       $(1,445,762)     $(1,267,441)
                                          --------         -------       ----------       -----------      -----------
Issuance of Stock on Warrant Exercise       23,343              23          378,527
Issuance of Stock for Debt Forgiveness       3,803               4          196,465           196,241
Net loss for year Ended 6/30/89                                                              (708,631)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/89                         171,788         $   171       $  753,169       $(1,958,152)     $(1,204,812)
                                          --------         -------       ----------       -----------      -----------
Issuance of Stock for Debt Forgiveness      26,079              26          206,959           205,420
Net loss for year Ended 6/30/90                                                              (157,399)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/90                         197,868         $   197       $  960,128       $(1,910,131)     $  (949,806)
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/91                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/91                         197,868         $   197       $  960,128       $(1,910,131)     $  (949,806)
                                          --------         -------       ----------       -----------      -----------

Net loss for year Ended 6/30/92                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/92                         197,868         $   197       $  960,128       $(1,910,131)     $  (949,806)
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/93                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/93                         197,868         $   197       $  960,128       $(1,910,131)     $  (949,806)
                                          --------         -------       ----------       -----------      -----------
Debt eliminated by statute of
 limitations                                                                463,937           463,937
Net loss for year Ended 6/30/94                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/94                         197,868         $   197       $1,424,065       $(1,446,194)     $   (21,932)
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/95                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/95                         197,868         $   197       $1,424,065       $(1,446,194)     $   (21,932)
                                          --------         -------       ----------       -----------      -----------
Issuance of stock for services             316,667         $   317           18,683
Net loss for year Ended 6/30/96                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/96                         514,534         $   514       $1,442,748       $(1,446,194)     $    (2,932)
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/97                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/97                         514,534         $   514       $1,442,748       $(1,446,194)     $    (2,932)
                                          --------         -------       ----------       -----------      -----------

Net loss for year Ended 6/30/98                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/98                         514,534         $   514       $1,442,748       $(1,446,194)     $    (2,932)
                                          --------         -------       ----------       -----------      -----------
Reverse stock split 1 for 100             (509,389)           (509)             509
Issuance of stock for cash                  16,667              17            2,483
Net loss for year Ended 6/30/99                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/99                          21,812         $    22       $1,445,740       $(1,446,194)     $      (432)
                                          --------         -------       ----------       -----------      -----------
Stock split 2.8 for 1                       39,262              39              (39)
Issuance of stock for cash                   7,202               7              425
Net loss for year Ended 6/30/2000                                                                   0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/2000                        68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/01                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/01                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------

Net loss for year Ended 6/30/02                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/02                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/03                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/03                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/04                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/04                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/05                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/05                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/06                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/06                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/07                                                                     0
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/07                          68,276         $    68       $1,446,126       $(1,446,194)     $        --
                                          --------         -------       ----------       -----------      -----------
Issuance of stock for services              85,000              85            5,015
Net loss for year Ended 6/30/08                                                                (5,100)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/08                         153,572         $   153       $1,451,141       $(1,451,294)     $        --
                                          --------         -------       ----------       -----------      -----------
Net loss for year Ended 6/30/09                                                                (5,000)
                                          --------         -------       ----------       -----------      -----------
Balance at 6/30/09                         153,572         $   153       $1,451,141       $(1,456,294)     $    (5,000)
                                          ========         =======       ==========       ===========      ===========


All of the above per share amounts have been restated from inception for the 1 for 60 reverse stock split which took place on July 24, 2008.


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                   Acumulated since
                                                                                                       07/23/1985
                                                              Year Ended          Year Ended        (inception) to
                                                             June 30, 2009       June 30, 2008       June 30, 2009
                                                             -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                    $    (5,000)        $    (5,100)        $(1,456,294)
                                                              -----------         -----------         -----------
      Net cash provided by (used in) operating activities          (5,000)             (5,100)         (1,456,294)
                                                              -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash provided by (used in) investing activities                   0                   0                   0
                                                              -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note issued for expense reimburse                                 5,000
  Common stock issued for cash
  Common stock issued for expense reimburse                                             5,100
                                                              -----------         -----------
  Net cash provided by (used in) financing activities               5,000               5,100
                                                              -----------         -----------

Net increase (decrease) in cash                                        --                  --                  --
                                                              -----------         -----------         -----------

Cash beginning of period                                               --                  --                  --
                                                              -----------         -----------         -----------

Cash end of period                                            $        --         $        --         $        --
                                                              -----------         -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                 $        --         $        --         $        --
                                                              -----------         -----------         -----------

Income taxes paid                                             $        --         $        --         $        --
                                                              -----------         -----------         -----------


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2009 and 2008

On July 24, 2008 the Company, with the consent of its majority shareholder, adopted a resolution calling for a reverse split of its issued and outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result the total number of common shares issued and outstanding was reduced to 153,572. The accompanying financial statements have been retroactively adjusted, pursuant to SAB Topic 4:C, to reflect the results of this reverse split. No further changes in the number of common shares issued and outstanding occurred during the year ended June 30, 2009. There are no preferred shares issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2009 and 2008 are as follows:

                                                     2009            2008
                                                  ----------      ----------
LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $   (5,000)     $   (5,100)
  Denominator Weighted-average shares                153,572         153,572
                                                  ==========      ==========
  Net loss per common share                       $  (0.0326)     $  (0.0332)
                                                  ==========      ==========

For the years ended June 30, 2009 and 2008, there were no shares issuable under stock options, warrants, or rights. Therefore, diluted earnings per share were the same as basic earnings per share at all times. The earnings per share calculations for 2008 and 2009 are based on the number of shares outstanding after the 1 for 60 reverse split discussed in Note 2 above.

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

ITEM 9A. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

     Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CODE OF ETHICS.

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

AUDIT COMMITTEE.

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

Date: February 11, 2010                    THREE SHADES FOR EVERYBODY, INC.


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

      Signature                         Title                        Date
      ---------                         -----                        ----


/s/ Daniel Masters            President and Director           February 11, 2010
--------------------------    (Principal Executive Officer)
(Daniel Masters)


/s/ Dominique Garcia          Secretary, Treasurer, Director   February 11, 2010
--------------------------    (Principal Financial Officer)
(Dominique Garcia)