Form 10-Q/A
period 2009-09-30
Three Shades for Everybody, Inc.
filed 2010-02-16
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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
                                   (Unaudited)

                                                                 As of                 As of
                                                             Sept 30, 2009         June 30, 2009
                                                             -------------         -------------
ASSETS

Current Assets
  Cash                                                        $        --           $        --
                                                              -----------           -----------
      Total Assets                                            $        --           $        --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                           $        --           $        --
Payable to Related Party Note 6                                     5,000                 5,000
                                                              -----------           -----------
      TOTAL LIABILITIES                                             5,000                 5,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, $.001 par value 200,000,000 shares
   authorized, 153,572 shares issued and outstanding
   as of 6/30/2009 and 9/30/09                                        153                   153
  Additional paid in capital                                    1,451,141             1,451,141
  Retained Earnings (Deficit)                                  (1,456,294)           (1,456,294)
                                                              -----------           -----------
      Total Shareholders' Equity                                       --                    --
                                                              -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $        --           $        --
                                                              ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    From Inception
                                                                                     July 23, 1985
                                                       Three Months Ended               through
                                                            Sept 30,                   Sept. 30,
                                                  2009                 2008              2009
                                               -----------          -----------       -----------
Revenue                                        $        --          $        --       $ 4,290,136
                                               -----------          -----------       -----------
Total Revenue                                           --                   --         4,290,136

Operating Expenses                                      --                   --         5,746,430
                                               -----------          -----------       -----------

Net Income (Loss)                              $        --          $        --       $(1,456,294)
                                               ===========          ===========       ===========

Basic and diluted earning (Loss) per Share              --                   --
                                               -----------          -----------
Weighted average number of common shares
 outstanding                                       153,572              153,572


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            From Inception
                                                                                             July 23, 1985
                                                                 Three Months Ended             through
                                                                      Sept 30,                 Sept. 30,
                                                            2009               2008              2009
                                                        ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $         --       $         --      $ (1,456,294)
                                                        ------------       ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         --                 --        (1,456,294)
                                                        ------------       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                         --                 --                --
                                                        ------------       ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash                                    --                 --                --
  Common Stock issued for services                                --                 --                --
  Common Stock issued for debt cancelled                          --                 --                --
                                                        ------------       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                 --                --
                                                        ------------       ------------      ------------

NET INCREASE (DECREASE)                                           --                 --                --
                                                        ------------       ------------      ------------
CASH BEGINNING OF PERIOD                                          --                 --                --
                                                        ------------       ------------      ------------
CASH END OF PERIOD                                      $         --       $         --      $         --
                                                        ============       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                           $         --       $         --      $         --
                                                        ------------       ------------      ------------
Income taxes paid                                       $         --       $         --      $         --
                                                        ------------       ------------      ------------


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


e. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

f. STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with the FASB Accounting Standards Classification using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

g. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - STOCKHOLDERS' EQUITY

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

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the three months ended September 30, 2009 and 2008 are as follows:

                                                     2009                2008
                                                  ----------          ----------
INCOME/LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $        0          $        0
  Denominator Weighted-average shares                153,572             153,572
                                                  ==========          ==========
      Net loss per common share                   $        0          $        0
                                                  ==========          ==========

For the three months ended September 30, 2009 there were 5,000,000 shares issuable under the terms of a convertible note held by the president of the Issuer. However, since there was no income and no loss the diluted earnings per share were the same as basic earnings per share at all times.

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008 or for the three month periods ended September 30, 2009 and 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS

As set forth in Note 3 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. During the year ended June 30, 2009, an officer of the company advanced $ 5,000 to cover recurring expenses. The balance payable to this related party is $ 5,000 as of September 30, 2009. A note for this sum is held by that officer and its terms provide that the note may be converted, in whole or in part, into common shares in the Company at par value ($0.001).

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
                                   (unaudited)


NOTE 7 - GOING CONCERN

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

NOTE 8 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 9 - COMMITMENT AND CONTIGENCY

The only commitment or contingency to disclose during the three months ended September 30, 2009 is the convertible note payable to an officer of the Company discussed at Notes 4 and 6 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. Our actual results could differ materially from those discussed in this report.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2009 we had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. As of June 30, 2009, our last year end, we also had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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