Form 10-Q
period 2009-12-31
Three Shades for Everybody, Inc.
filed 2010-02-16
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of February 2, 2010 was 153,572.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                As of                 As of
                                                              December 31,           June 30,
                                                                 2009                  2009
                                                              -----------           -----------
ASSETS

Current Assets
  Cash                                                        $        --           $        --
                                                              -----------           -----------
      Total Assets                                            $        --           $        --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                           $        --           $        --
Payable to Related Party Note 6                                     5,000                 5,000
                                                              -----------           -----------
           TOTAL LIABILITIES                                        5,000                 5,000

Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value 50,000,000 shares
   authorized, no shares issued or outstanding
  Common stock, $.001 par value 200,000,000 shares
   authorized, 153,572 shares issued and outstanding
   as of 6/30/2009 and 12/31/09                                       153                   153
  Additional paid in capital                                    1,451,141             1,451,141
  Retained Earnings (Deficit)                                  (1,456,294)           (1,456,294)
                                                              -----------           -----------
      Total Shareholders' Equity                                       --                    --
                                                              -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $        --           $        --
                                                              ===========           ===========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                      From Inception
                                                                                       July 23, 1985
                                                       Six Months Ended                   through
                                                          December 31,                  December 31,
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


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           From Inception
                                                                                            July 23, 1985
                                                            Six Months Ended                   through
                                                               December 31,                  December 31,
                                                        2009                 2008               2009
                                                     -----------          -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $        --          $        --        $ (1,456,294)
                                                     -----------          -----------        ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                     --                   --          (1,456,294)
                                                     -----------          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                     --                   --                  --
                                                     -----------          -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash                                --                   --                  --
  Common Stock issued for services                            --                   --                  --
  Common Stock issued for debt cancelled                      --                   --                  --
                                                     -----------          -----------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                   --                  --

NET INCREASE (DECREASE)                                       --                   --                  --
                                                     -----------          -----------        ------------
CASH BEGINNING OF PERIOD                                      --                   --                  --
                                                     -----------          -----------        ------------

CASH END OF PERIOD                                   $        --          $        --        $         --
                                                     ===========          ===========        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                        $        --          $        --        $         --
                                                     -----------          -----------        ------------
Income taxes paid                                    $        --          $        --        $         --
                                                     -----------          -----------        ------------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
                                   (unaudited)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. The Company currently has no operations and is considered a development stage enterprise.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
                                   (unaudited)


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
                                   (unaudited)


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

On July 24, 2008 the Company, with the consent of its majority shareholder, adopted a resolution calling for a reverse split of its issued and outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result the total number of common shares issued and outstanding was reduced to 153,572. No further changes in the number of common shares issued and outstanding occurred during the year ended June 30, 2009 and no changes occurred during the six months ended December 31, 2009. There are no preferred shares issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the six months ended December 31, 2009 and 2008 are as follows:

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
                                                  ==========          ==========

For the six months ended December 31, 2009 there were 5,000,000 shares issuable under the terms of a convertible note held by the president of the Issuer. However, since there was no income and no loss the diluted earnings per share were the same as basic earnings per share at all times.

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008 or for the six month periods ended December 31, 2009 and 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS

As set forth in Note 3 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. During the year ended June 30, 2009, an officer of the company advanced $ 5,000 to cover recurring expenses. The balance payable to this related party is $ 5,000 as of December 31, 2009. A note for this sum is held by that officer and its terms provide that the note may be converted, in whole or in part, into common shares in the Company at par value ($0.001).

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
                                   (unaudited)


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

NOTE 9 - COMMITMENT AND CONTIGENCY

The only commitment or contingency to disclose during the six months ended December 31, 2009 is the convertible note payable to an officer of the Company discussed at Notes 4 and 6 above.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2009 we had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. As of June 30, 2009, our last year end, we also had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

GOING CONCERN

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. - EXHIBITS

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

Date: February 11, 2009           THREE SHADES FOR EVERYBODY, INC.


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