Form 10-Q
period 2010-03-31
Three Shades for Everybody, Inc.
filed 2010-05-12
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of May 9, 2010 was 153,572.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                             As of                 As of
                                                                           March 31,              June 30,
                                                                             2010                   2009
                                                                         ------------           ------------
ASSETS

Current Assets
  Cash                                                                   $         --           $         --
                                                                         ------------           ------------
      Total Assets                                                       $         --           $         --

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                                      $         --           $         --

Payable to Related Party Note 6                                                 5,000                  5,000
                                                                         ------------           ------------
           TOTAL LIABILITIES                                                    5,000                  5,000

Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value 50,000,000 shares authorized, no shares issued or outstanding
  Common stock, $.001 par value 200,000,000 shares authorized,
   153,572 shares issued and outstanding as of 6/30/2009 and 3/31/10              153                    153
  Additional paid in capital                                                1,451,141              1,451,141
  Retained Earnings (Deficit)                                              (1,456,294)            (1,456,294)
                                                                         ------------           ------------
      Total Shareholders' Equity                                                   --                     --
                                                                         ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $         --           $         --
                                                                         ============           ============


                       See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                            From Inception
                                                                             July 23, 1985
                                           Nine Months Ended                    through
                                                March 31,                       March 31,
                                        2010                 2009                 2010
                                    -----------          -----------          -----------
Revenue                             $        --          $        --          $ 4,290,136
                                    -----------          -----------          -----------
Total Revenue                                --                   --            4,290,136

Operating Expenses                           --                   --            5,746,430
                                    -----------          -----------          -----------

Net Income (Loss)                   $        --          $        --          $(1,456,294)
                                    ===========          ===========          ===========

Basic and diluted earning
 (Loss) per Share                            --                   --
                                    -----------          -----------
Weighted average number of
 common shares outstanding              153,572              153,572


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           From Inception
                                                                                           July 23, 1985
                                                            Nine Months Ended                 through
                                                                 March 31,                    March 31,
                                                          2010               2009               2010
                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $         --       $         --       $ (1,456,294)
                                                      ------------       ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       --                 --         (1,456,294)
                                                      ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --                 --                 --
                                                      ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued for cash                                  --                 --                 --
  Common Stock issued for services                              --                 --                 --
  Common Stock issued for debt cancelled                        --                 --                 --
                                                      ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                 --                 --
                                                      ------------       ------------       ------------

NET INCREASE (DECREASE)                                         --                 --                 --
                                                      ------------       ------------       ------------
CASH BEGINNING OF PERIOD                                        --                 --                 --
                                                      ------------       ------------       ------------

CASH END OF PERIOD                                    $         --       $         --       $         --
                                                      ============       ============       ============

Supplemental Disclosures of Cash Flow Information
  Interest paid                                       $         --       $         --       $         --
                                                      ------------       ------------       ------------
  Income taxes paid                                   $         --       $         --       $         --
                                                      ------------       ------------       ------------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

NOTE 3. STOCKHOLDERS' EQUITY

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


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

On July 24, 2008 the Company, with the consent of its majority shareholder, adopted a resolution calling for a reverse split of its issued and outstanding common stock at a ratio of one (1) new share for each sixty (60) old shares. As a result the total number of common shares issued and outstanding was reduced to 153,572. No further changes in the number of common shares issued and outstanding occurred during the year ended June 30, 2009 and no changes occurred during the nine months ended March 31, 2010. There are no preferred shares issued and outstanding.

NOTE 4. EARNINGS PER SHARE

The computations of earnings per share for the Nine months ended March 31, 2010 and 2009 are as follows:

                                                  2010             2009
                                               ----------       ----------
INCOME/LOSS PER COMMON SHARE, BASIC
  Numerator        Net income (loss)           $        0       $        0
  Denominator      Weighted-average shares        153,572          153,572
                                               ----------       ----------
      Net loss per common share                $        0       $        0
                                               ==========       ==========

For the nine months ended March 31, 2010 there were 5,000,000 shares issuable under the terms of a convertible note held by the president of the Issuer. However, since there was no income and no loss the diluted earnings per share were the same as basic earnings per share at all times.

NOTE 5. INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2009 and 2008 or for the nine month periods ended March 31, 2010 and 2009.

NOTE 6. RELATED PARTY TRANSACTIONS

As set forth in Note 3 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. During the year ended June 30, 2009, an officer of the company advanced $ 5,000 to cover recurring expenses. The balance payable to this related party is $ 5,000 as of March 31, 2010. A note for this sum is held by that officer and its terms provide that the note may be converted, in whole or in part, into common shares in the Company at par value ($0.001).

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
                                   (unaudited)


NOTE 7. GOING CONCERN

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

NOTE 8. SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 9. COMMITMENT AND CONTIGENCY

The only commitment or contingency to disclose during the nine months ended March 31, 2010 is the convertible note payable to an officer of the Company discussed at Notes 4 and 6 above.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2010 we had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. As of June 30, 2009, our last year end, we also had no assets and liabilities of $5,000 and we had an accumulated deficit of $1,456,294. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2010                THREE SHADES FOR EVERYBODY, INC.


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