Form 10-K
period 2010-06-30
Three Shades for Everybody, Inc.
filed 2010-09-14
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-53385

                        THREE SHADES FOR EVERYBODY, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                87-0430015
(State or Incorporation)                               (I.R.S. Employer Id. No.)

1150 Silverado, Ste. 204, La Jolla, CA  92037             (858) 459-1133
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The aggregate market value of Three Shades' common stock held by non-affiliates of Three Shades as of the last business day of Three Shades' most recently completed fiscal quarter (June 30, 2010) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2010). For this purpose, all of Three Shades' officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 2,243,500 shares of Three Shades' common stock outstanding as of September 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                        THREE SHADES FOR EVERYBODY, INC.

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 2010

                                      INDEX


PART I
Item 1         Business                                                       3
Item 1A        Risk Factors                                                   4
Item 2         Properties                                                     9
Item 3         Legal Proceedings                                              9
Item 4         Submission of Matters to a Vote of Security Holders            9

PART II
Item 5         Market for Common Equity, Related Stockholder Matters,
               and Issuer Purchases of Equity Securities                     10
Item 6         Selected Financial Data                                       11
Item 7         Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                      11
Item 7A        Quantitative and Qualitative Disclosure About Market Risk     12
Item 8         Financial Statements and Supplementary Data                   12
Item 9         Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      24
Item 9A        Controls and Procedures                                       24
Item 9B        Other Information                                             24

PART III
Item 10        Directors, Executive Officers, and Corporate Governance       24
Item 11        Executive Compensation                                        25
Item 12        Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    26
Item 13        Certain Relationships and Related Transactions and Director
               Independence                                                  26
Item 14        Principal Accounting Fees and Services                        26

PART IV
Item 15        Exhibits and Financial Statement Schedules                    27

SIGNATURES                                                                   27

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

     In 1998 the Company was revived and the search for a successor business was commenced. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. ("Three Shades"), with the intent of going into clothing design, manufacture, and sales by acquiring a private business, also named Three Shades for Everybody, however the private operating business experienced a reversal and the acquisition was never completed. Thus there was no business activity from 1990 until June of 2010 when the Company embarked upon its current business which is the purchase and sale of art and collectibles.

DESCRIPTION OF CURRENT BUSINESS

     In June of 2010 management decided to take the Company in a new business direction and agreed on a plan to market fine art and collectibles on a retail basis via the internet and also via consignment placements with traditional art galleries. Our primary sales outlet is expected to be ebay where we believe that we will receive maximum marketing exposure with minimal expense. We also expect to place works on consignment with traditional, brick and mortar galleries in the Southern California region.

     We expect to purchase fine art and collectibles and to sell these from our own inventory, and in fact we have already acquired an initial inventory of art and collectibles consisting of 87 lithographic art works by the comedian and artist Red Skelton. We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both through ebay and through galleries in the Southern California region.

     In June of 2010 we issued a total of 2,000,000 restricted common shares in exchange for 87 signed, numbered, limited edition, lithographic art works by the famed comedian and artist Red Skelton. This was a related party transaction. The seller of the Red Skelton art was our president. For accounting purposes the art was valued at $10,000 or $0.005 per share. There was no independent appraisal.

     We have not yet offered any of our art works for sale. We believe that the holiday gift giving season makes the fourth quarter an especially good time to market this type of art, and we therefore expect to begin postings on ebay in October of 2010.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

OUR BUSINESS IS NEW, WE HAVE NO SUBSTANTIAL OPERATING HISTORY IN THIS BUSINESS, AND WE HAVE NEVER BEEN PROFITABLE. AS A RESULT, WE MAY NEVER BECOME PROFITABLE, AND, AS A RESULT, OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

     Although we were organized as a corporation 1985, we began preparation for our current business, the sale of fine art and collectibles, in June 2010, and as of the date of this report we have had no sales. From the inception of the corporation in July, 1985 through June 30, 2010, we generated a net loss of $1,461,494, most of which is related to the video imaging business we operated in the late 1980s. In 2010, when we were organizing our fine art and collectibles business, we had no revenues and generated a net loss of $5,200. We cannot guarantee we will ever develop a substantial volume of sales. Even if we develop a substantial number of sales, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, our investors could lose some or all of their investment.

BECAUSE WE HAVE INCURRED OPERATING LOSSES FROM OUR INCEPTION, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     For the periods ended June 30, 2010 and 2009 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to begin active operations;
     * our ability to sell our art and collectibles at a price which will provide us a profit; and
     * our ability to attract consignment clients whose art and collectibles will sell.

     Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $10,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

     We have a limited operating history in our current business, no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because our limited operating history means that we do not have a historical basis for making future management decisions. This may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our very limited historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses and our investors could lose some or all of their investment.

WE HAVE A LACK OF LIQUIDITY AND MAY NEED ADDITIONAL FINANCING IN THE FUTURE. ADDITIONAL FINANCING MAY NOT BE AVAILABLE WHEN NEEDED, WHICH COULD DELAY, INDEFINITELY POSTPONE, OR PREVENT OUR SUCCESSFUL DEVELOPMENT.

     Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, it is possible that we will need additional financing of some type, which we do not now possess, to fully develop our operations. Our ability to raise additional financing cannot be guaranteed. If needed, we will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than any funds which may be generated from sales of our inventory, and any funds which may be loaned to us by Mr. Masters, our President. In the event that we need additional capital, Mr. Masters has agreed to loan such funds as may be necessary through June 30, 2011 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

AS A COMPANY WITH NO PROFITABLE OPERATING HISTORY, AND A NEW BUSINESS WITH NO HISTORY AT ALL, WE ARE INHERENTLY A RISKY INVESTMENT. AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

     Although we are a 25 year old corporation, we are a new entrant in the art business and we have no operating history in this business. Because we are a business with no history, the operations which we engage in, the internet based fine art and collectibles business, is an extremely risky business for us. An investor could lose his entire investment.

OUR GROWTH WILL DEPEND PRIMARILY ON OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

     Our growth will depend upon our ability to execute our business plan, which in turn depends on various factors including the ability to: 1) negotiate and maintain contracts and agreements with acceptable terms; 2) maintain marketing and development costs at affordable rates; 3) hire and train qualified personnel when needed; and 4) identify and maintain the necessary relationships within our industry.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Financial and management controls, and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls, and to hire, train, and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management. Our failure to manage our growth effectively could harm our business and operating results.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR OPERATIONS. A COMPANY IN OUR INDUSTRY WITH LIMITED OPERATIONS HAS A SMALLER OPPORTUNITY TO BE SUCCESSFUL. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

     Because we are small and do not have much capital, we must limit our operations. We must limit our consignment gallery operations to the Southern California area for the foreseeable future. Because we must limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO DEVELOP RELATIONSHIPS WITH OUR CLIENTS AND CUSTOMERS. IF WE CANNOT DEVELOP SUFFICIENT RELATIONSHIPS, WE MAY NEVER BECOME PROFITABLE. AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

     Our business model requires that we develop successful relationships with art buyers, who will purchase from us via the internet, with art collectors / sellers, who will either sell to us or consign with us, and with management of art galleries where we plan to sell fine art and collectibles on a retail consignment basis. Our performance depends, in large part, on our ability to develop relationships with these potential customers, clients and colleagues. We have no contracts or other assurances that we will be able to sell from or buy for inventory, or that we will be able to obtain art works on consignment or that we will be able to sell art on consignment, all of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us, or that an inability to acquire suitable merchandise, or the loss of one or more key sources of supply to us, will not have a material adverse effect on our financial condition and results of operations. As a result, we may never become profitable. An investor could lose his entire investment.

WE ARE DEPENDANT ON THIRD-PARTY PROVIDERS FOR INTERNET SERVICES AND MAY NOT BE ABLE TO CONTINUE OPERATIONS IF THERE IS A DISRUPTION IN THE SUPPLY OF SUCH SERVICES.

     We depend and will continue to depend upon third-party independent contractors such as ebay for providing a sales venue and Pay Pal for processing payments. We cannot guaranty that these third party independent contractors will continue to allow us to utilize their services. We also anticipate hiring contractors to create and maintain a website for us. Such third party contractors have no fiduciary duty to the shareholders of our company and may not perform as expected. Inasmuch as the capacity for certain services by certain third-parties may be limited, the inability of those third-parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM DEVELOPING REVENUE AND PREVENT US FROM ACHIEVING ANNUAL PROFITABILITY. IN EITHER SITUATION, WE MAY NEVER BECOME PROFITABLE, FAIL AS AN ORGANIZATION, AND OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

     The secondary market for fine art and collectibles is intensely competitive. Competition is expected to intensify as a result of the current financial condition of the country. Fewer customers are expected to purchase art and more collectors are expected to attempt to sell some or all of their collections. This is expected to result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We are aware of a number of other companies that are presently retailing fine art and/or collectibles online. We believe that there will be an increasing number of online retailers of fine art and collectibles of the types we offer and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently, and adopt more aggressive pricing or inventory availability policies than we can.

OUR BUSINESS HAS A SEASONAL FLUCTUATION IN SALES, WHICH CAN DEVELOP FLUCTUATING QUARTERLY RESULTS IN OUR OPERATIONS.

     The gallery industry can be subject to seasonal variations in demand. For example, we expect that most of our operations will see the greatest demand during the winter holiday shopping period. Consequently, we expect to be most profitable during the fourth quarter of the calendar year. Quarterly results may also be materially affected by the timing of new product introductions, the gain or loss of significant customers or product lines and variations in merchandise mix. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year. Significant deviations from projected demand for merchandise could have a material adverse effect on our financial condition and quarterly or annual results of operations.

WE EXPECT TO BE DIRECTLY AFFECTED BY FLUCTUATIONS IN THE GENERAL ECONOMY.

     Demand for art and other collectible merchandise is affected by the general economic conditions in the United States. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like art and other collectible merchandise generally increase. When economic conditions are less favorable, sales of art and other collectibles are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, the current economic downturn and any future economic downturn, or any future changes in consumer spending habits, could have a material adverse effect on our financial condition and results of operations.

WE EXPECT OUR PRODUCTS TO BE SUBJECT TO CHANGES IN CUSTOMER TASTE.

     The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for collectibles is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some collectibles appeal to customers for only a limited time. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and consumer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to identify new products and bring them to market. If we were to materially misjudge the market, items in our inventory and/or certain of our consignments may remain unsold. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

WE MAY BE AFFECTED BY SALES TAX CONSIDERATIONS FROM VARIOUS STATES.

     Various states are increasingly seeking to impose sales or use taxes on inter-state mail order sales and are aggressively auditing sales tax returns of mail order businesses. Complex legal issues arise in these areas, relating, among other things, to the required nexus of a business with a particular state, which may permit the state to require a business to collect such taxes. Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax authorities on our financial condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the states in which we conduct our operations. The imposition of sales taxes on mail order sales generally has a negative effect on mail order sales levels. All of the factors cited above may negatively affect our financial condition and results of operations in the future. Any such impact cannot currently be quantified.

OUR PROPOSED BUSINESS WILL BE CONCENTRATED IN ONLY ONE INDUSTRY.

     We plan to be in the art and collectibles business, selling art and collectibles through the Internet and through consignment sales in physical art galleries. Our proposed operations, even if successful, will result in the operation of only this one business. Our lack of diversity into a number of areas may subject us to economic fluctuations within our industry and therefore increase the risks associated with our proposed operations.

THERE ARE FACTORS BEYOND OUR CONTROL WHICH MAY ADVERSELY AFFECT US. OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

     Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences. Any of these problems, or a combination thereof, could have an effect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT'S EFFORTS. WE CANNOT ACHIEVE PROFITABILITY WITHOUT THE EFFORTS OF OUR MANAGEMENT. AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

     Our success will be dependent upon the decision making of our two directors and, especially, of our president, Daniel Masters. Mr. Masters is a practicing attorney and therefore will devote only part time to our business. He is currently devoting about 20 hours per week to his law practice and he expects to devote approximately 20 hours per week to our business. Our other director, Dominique Garcia, will devote only about one hour per week to our Company. The loss of Mr. Masters, our President, would significantly harm our operations. We have no written employment agreements with Mr. Masters or Ms. Garcia. We have not obtained key man life insurance on the lives of either of our officers or directors.

OUR STOCK HAS NO PUBLIC TRADING MARKET AND THERE IS NO GUARANTEE A TRADING MARKET WILL EVER DEVELOP FOR OUR SECURITIES. YOU MAY NOT ABLE TO SELL YOUR SHARES WHEN YOU WANT TO DO SO, IF AT ALL.

     There is no public market for our common stock and there has been no trading market since approximately 1998. An active trading market for our shares may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. If a public market is established the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

     *    actual or anticipated fluctuations in our operating results;
     * changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
     * changes in market valuations of other companies, particularly those that market services and products such as ours;
     * announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
     *    departures of key personnel.

     Additionally, as restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMIT THE LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK. YOU MAY NOT BE ABLE TO SELL YOUR SHARES WHEN YOU WANT TO DO SO, IF AT ALL.

     Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase. These regulations will have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS IS SUBJECT TO EXTREME PRICE AND VOLUME FLUCTUATIONS. YOU MAY NOT ABLE TO SELL YOUR SHARES WHEN YOU WANT TO DO SO, AT THE PRICE YOU WANT, OR AT ALL.

     The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as product developments and trends in our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK.

     We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. PROPERTIES

     We presently utilize office space at 1150 Silverado, Suite 204, La Jolla, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period ended June 30, 2010.

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

HOLDERS

     As of June 30, 2010, there were approximately 644 stockholders of record holding our common stock.

DIVIDENDS

     We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings to date and we anticipate that any earnings we may realize in the future will be utilized to build up our inventory of art and collectibles for sale.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended June 30, 2010 the Company's president, Daniel Masters purchased unregistered securities from the Company. Mr. Masters received a total of 2,000,000 common shares on June 28, 2010 in exchange for 87 signed, numbered, limited edition, lithographic prints produced by comedian and artist Red Skelton valued at a total of $10,000 or $0.005 per share of stock issued. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

     * The issuance had no underwriters, underwriting discounts or commissions;
     *    We placed a restrictive legend on the certificate issued;
     *    The sale was not made by general solicitation or advertising;
     *    The sales was made to an officer, director, and accredited investor.

       In connection with the above transaction, we provided the following to the investor:

     *    Access to all our books and records.
     * Access to all material contracts and documents relating to our operations.
     * The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investor was given access.

FORWARD STOCK SPLIT

     On June 25, 2010 the Company affected a forward split of its existing and outstanding shares on the basis of 12 new shares for each 10 old shares.

REPURCHASES

     We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

     The following balance sheet data and statement of operations data for the year ended June 30, 2010 and 2009 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

                                             June 30, 2010       June 30, 2009
                                             -------------       -------------
Statement of Operations Data
  Revenues                                            0                 0
  Expenses                                        5,200             5,000
  (Net Loss)                                     (5,200)           (5,000)
  Loss per share
    Basic                                       (0.0314)          (0.0326)
    Diluted                                     (0.0003)          (0.0009)

Balance Sheet Data
  Cash                                            5,000                 0
  Total Assets                                   15,000                 0

Liabilities                                      15,200             5,000

Stockholders' Equity                               (200)           (5,000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2010 and 2009. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

     1) Liquidity: The Company had cash on hand of $5,000 and an inventory of art and/or collectibles consisting of 87 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs are valued at $10,000. This compares with no cash and no inventory at June 30, 2009. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

     2) Capital Resources: As noted above, the Company has only $5,000 in liquid capital resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

     3) Results of Operations: From 2008 to June, 2010 the Company conducted no operations other than the search for a merger or acquisition candidate and the preparation of its filings with the SEC. In June 2010 the Company acquired an inventory of 87 artworks and determined to enter the business of selling art and collectibles. As of June 30, 2010 no sales had been made.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        THREE SHADES FOR EVERYBODY, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             June 30, 2010 and 2009

                        Immediately following please see:

     Report Of Independent Registered Public Accounting Firm

     Balance Sheets

     Statement of Operations

     Statement of Changes in Stockholders' Equity

     Statement of Cash Flows

     Notes to Financial Statements

                               Stan J.H. Lee, CPA
          Registered with the Public Company Accounting Oversight Board
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
            Mailing address: P.O. Box 436402 * San Isidro * CA 92143
             619-623-7799 Fax 619-564-3408 E-mail: stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades For Everybody, Inc. as at June 30, 2010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended and the cumulative results since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades For Everybody, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company's results of operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee
----------------------------------
Stan J.H. Lee, CPA
September 7, 2010
Fort Lee, NJ  07024

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                      As of                As of
                                                                     June 30,             June 30,
                                                                       2010                 2009
                                                                    ----------           ----------
CURRENT ASSETS
  Cash                                                              $    5,000           $       --
  Inventory                                                             10,000                   --
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   15,000           $       --
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Commitment and Contingency Note 8
  Current Liabilities                                                       --                   --
  Payable to Related Party Note 5                                       15,200                5,000
                                                                    ----------           ----------

      TOTAL LIABILITIES                                             $   15,200           $    5,000
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 50,000,000 shares
   authorized, no shares issued or outstanding as of
   June 30, 2010 and 2009 Note 2
  Common stock, $0.001 par value, 200,000,000 shares
   authorized, 2,243,500 shares issued and outstanding as
   of 6/30/2010 after giving effect to a 12 for 10 forward
   stock split which took place on June 25, 2010
   200,000,000 shares authorized and 153,575 shares issued
   and outstanding as of 6/30/2009. Note 2                               2,243                  154
  Additional paid in capital Note 2                                  1,459,051            1,451,140
  Retained earnings (Deficit)                                       (1,461,494)          (1,451,294)
                                                                    ----------           ----------

      TOTAL SHAREHOLDERS' EQUITY                                          (200)              (5,000)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   15,000           $       --
                                                                    ==========           ==========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                    Cummulated since
                                                                                      July 23, 1985
                                                    Year Ended       Year Ended      (inception) to
                                                     June 30,         June 30,           June 30,
                                                       2010             2009               2010
                                                    ----------       ----------       ------------
NET REVENUE                                         $       --       $       --       $  4,290,136
                                                    ----------       ----------       ------------
Total Revenue                                               --               --          4,290,136

OPERATING EXPENSES                                      (5,200)          (5,000)         5,751,630
                                                    ----------       ----------       ------------
Total Expenses                                          (5,200)          (5,000)         5,751,630
                                                    ----------       ----------       ------------

NET LOSS                                            $   (5,200)      $   (5,000)      $ (1,461,494)
                                                    ==========       ==========       ============

Net Loss per Common Share - Basic Note 3               (0.0314)         (0.0326)
                                                    ----------       ----------
Weighted Average Number of Common Shares
 Outstanding - Basic                                   165,852          153,572
                                                    ----------       ----------
Net Loss per Common Share - Diluted Note 3
                                                      (0.0003)         (0.0009)
                                                    ----------       ----------
Weighted Average Number of Common Shares
 Outstanding - Diluted                              15,365,852        5,153,572
                                                    ----------       ----------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Accumulated
                                                                        Additional     During the
                                                  Common Stock           Paid-in      Development
                                              Shares        Amount       Capital         Stage          Balance
                                              ------        ------       -------         -----          -------
Initial Issuance of Common Stock                26,427      $   26      $      974    $        --     $        --
Net loss for year Ended 6/30/85                                                           (18,475)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/85                              26,427      $   26      $      974    $   (18,475)    $   (17,475)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock                        65,537          66          12,334
Net loss for year Ended 6/30/86                                                          (647,204)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/86                              91,964      $   92      $   13,308    $  (665,679)    $  (652,279)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock for Cash               36,996          37          69,963
Issuance of Common Stock for Acquisition        90,405          90           3,331
Net loss for year Ended 6/30/87                                                          (290,805)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/87                             219,365      $  219      $   86,602    $  (956,484)    $  (869,663)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock for Cash                9,976          10          91,490
Net loss for year Ended 6/30/88                                                          (489,278)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/88                             229,341      $  229      $  178,092    $(1,445,762)    $(1,267,441)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Stock on Warrant Exercise           37,012          37         378,513
Issuance of Stock for Debt Forgiveness           6,030           6         196,463        196,241
Net loss for year Ended 6/30/89                                                          (708,631)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/89                             272,383      $  272      $  753,068    $(1,958,152)    $(1,204,812)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Stock for Debt Forgiveness          41,350          42         206,943        205,420
Net loss for year Ended 6/30/90                                                          (157,399)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/90                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/91                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/91                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------

Net loss for year Ended 6/30/92                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/92                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/93                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/93                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Debt eliminated by statute of limitations                                  463,937        463,937
Net loss for year Ended 6/30/94                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/94                             313,733      $  314      $1,423,948    $(1,446,194)    $   (21,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/95                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/95                             313,733      $  314      $1,423,948    $(1,446,194)    $   (21,932)
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for services                 502,099         502          18,498
Net loss for year Ended 6/30/96                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/96                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/97                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/97                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/98                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/98                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Reverse stock split 1 for 100                 (807,675)       (808)            808
Issuance of stock for cash                      26,427          26           2,474
Net loss for year Ended 6/30/99                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/99                              34,584      $   34      $1,445,728    $(1,446,194)    $      (432)
                                            ----------      ------      ----------    -----------     -----------
Stock split 2.8 for 1                           62,253          62             (62)
Issuance of stock for cash                      11,419          12             420
Net loss for year Ended 6/30/2000                                                               0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/2000                           108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/01                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/01                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------

Net loss for year Ended 6/30/02                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/02                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/03                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/03                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/04                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/04                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/05                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/05                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/06                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/06                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/07                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/07                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for services                 135,244         135           4,965
Net loss for year Ended 6/30/08                                                            (5,100)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/08                             243,500      $  243      $1,451,051    $(1,451,294)    $        --

Net loss for year Ended 6/30/09                                                            (5,000)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/09                             243,500      $  243      $1,451,051    $(1,456,294)    $    (5,000)
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for art works              2,000,000       2,000           8,000
Net loss for year Ended 6/30/10                                                            (5,200)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/10                           2,243,500      $2,243      $1,459,051    $(1,461,494)    $      (200)
                                            ==========      ======      ==========    ===========     ===========

                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                   Cummulated since
                                                                                                     July 23, 1985
                                                                     Year Ended       Year Ended    (inception) to
                                                                      June 30,         June 30,         June 30,
                                                                        2010             2009             2010
                                                                     ----------       ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                           $   (5,200)      $   (5,000)     $ (1,461,494)
  Increase in inventory                                                 (10,000)          (5,000)       (1,461,494)
                                                                     ----------       ----------      ------------

      Net cash provided by (used in) operating activities               (15,200)              --                --
                                                                     ----------       ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by (used in) investing activities                    --               --                --
                                                                     ----------       ----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note issued                                                            10,200            5,000                --
  Common stock issued for purchase                                       10,000               --                --
                                                                     ----------       ----------      ------------
      Net cash provided by (used in) financing activities                20,200            5,000                --
                                                                     ----------       ----------      ------------

Net increase (decrease) in cash                                              --               --                --
                                                                     ----------       ----------      ------------
Cash beginning of period                                                     --               --                --
                                                                     ----------       ----------      ------------

Cash end of period                                                   $    5,000       $       --      $         --
                                                                     ==========       ==========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                      $       --       $       --      $         --
                                                                     ----------       ----------      ------------
  Income taxes paid                                                  $       --       $       --      $         --
                                                                     ----------       ----------      ------------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2010 and 2009


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business, however it has had no sales and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2010 or 2009.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2010 and 2009


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2010 and 2009


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

On June 25, 2010 the Company, with the consent of its majority shareholder, adopted a resolution and an amendment to its articles of incorporation calling for a forward split of its issued and outstanding common stock at a ratio of twelve (12) new shares for each ten (10) old shares and for rounding of odd lots to the nearest round lot of shares. As a result, the total number of common shares issued and outstanding was increased to 243,500. The accompanying financial statements have been retroactively adjusted, pursuant to SAB Topic 4:C, to reflect the results of this forward split.

On June 28, 2010 a total of 2,000,000 shares were issued to the President of the Company in exchange for a collection of signed, numbered, lithographs by Red Skelton. The collection consisted of 87 pieces and was valued at $10,000 or $0.005 per share.

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of June 30, 2010. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2010 and 2009 are as follows:
                                                     2010              2009
                                                  ----------        ----------
LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $   (5,200)       $   (5,000)
  Denominator Weighted-average shares                165,852           153,572
                                                  ==========        ==========
  Net loss per common share                       $ (0.03135)       $ (0.03256)
                                                  ==========        ==========

                                                     2010              2009
                                                  ----------        ----------
LOSS PER COMMON SHARE, DILUTED
  Numerator Net income (loss)                     $   (5,200)       $   (5,000)
  Denominator Weighted-average diluted shares     15,365,852         5,153,572
                                                  ==========        ==========
      Net loss per common share                   $ (0.00034)       $ (0.00097)
                                                  ==========        ==========

For the year ended June 30, 2010 there were 15,200,000 shares issuable under convertible notes, and for the year ended June 30, 2009 there were 5,000,000 shares issuable under convertible notes. The earnings per share calculations for 2010 and 2009 are based on the number of shares outstanding after the 12 for 10 forward split discussed in Note 2 above.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2010 and 2009


NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2010 and 2009.

NOTE 5 - RELATED PARTY TRANSACTIONS

As set forth in Note 2 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. Also as set forth in
Note 2 above, on June 28, 2010 a total of 2,000,000 shares were issued to the Company's President in exchange for 87 signed, numbered, limited edition, lithographs by Red Skelton.

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses and during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses. Both of these cash advances were evidenced by non-interest bearing Notes convertible into common shares in the Company at par value ($0.001). The balance payable to a related party is $15,200 as of June 30, 2010.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company has had no operating revenue since 1990.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2010 and 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The current members of our board of directors are as follows:

     Name of Director           Age              Year First Became a Director
     ----------------           ---              ----------------------------

     Daniel Masters             65                   Member since 1986

     Dominique Garcia           34                   Member since 2007

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

     The current executive officers of the Company are as follows:

     Name of Officer            Age                 Position
     ---------------            ---                 --------

     Daniel Masters             65           President and CEO

     Dominique Garcia           34           Secretary, Treasurer, and CFO

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

ITEM 11. EXECUTIVE COMPENSATION

     No officer or director has received any cash compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide cash compensation to any officer or director. However, both of our officers and directors received stock as compensation for past services and reimbursement for past expenses in 2008. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of June 30, 2010 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address of            Number of Shares          Percent
Beneficial Owner              Beneficially Owned         of Class
----------------              ------------------         --------

Daniel Masters                    2,100,000               93.60%
1150 Silverado, Ste 204
La Jolla, CA 92037

Dominique Garcia                     2,100                 0.09%
1150 Silverado, Ste 204
La Jolla, CA 92037

All Officers and                  2,102,100               93.69%
Directors as a Group
(two individuals)

     The remaining 141,400 shares of the Company's outstanding common shares are held by 642 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company's common shares. There are, as of the date hereof, a total of 2,243,500 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     On June 28, 2010 the president and majority shareholder of the Company, Daniel Masters, sold 87 signed, numbered, limited edition, lithographs produced by comedian and actor Red Skelton to the Company in exchange for 2,000,000 shares of restricted stock. The transaction was valued at $10,000 or $0.005 per share. There were no other reportable transactions with related persons during fiscal 2010.

     The Company's two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Stan J. H. Lee, CPA has audited the Company's financial statements since 2007. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                            2010         2009
                                                            ----         ----
Audit fees, including the audit of the Company's
annual financial statements and fees related to
consents and review of registration statements            $2,500       $2,500

Audit related fees                                             0            0

Tax fees and tax related fees                                  0            0

All other fees for other services                              0            0

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

The financial statements listed below are included under Item 8 of this report:

     Balance Sheets as of June 30, 2010 and 2009;
     Statements of Operations for the years ended June 30, 2010 and 2009; Statements of Stockholders' Equity since 1985 (inception);
     Statements of Cash Flows for the years ended June 30, 2010 and 2009; and Notes to Financial Statements.

Exhibit 3.1    Articles of Incorporation. Filed herewith

Exhibit 3.1.1  Amendment to Articles of Incorporation. Filed herewith

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

Date: September 13, 2010           THREE SHADES FOR EVERYBODY, INC.


                                   By: /s/ Daniel Masters
                                       -----------------------------------------
                                       Daniel Masters
                                       Chief Executive Officer

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

Signature                                     Title                                  Date
---------                                     -----                                  ----


/s/ Daniel Masters                     President and Director                   September 13, 2010
--------------------------             (Principal Executive Officer)
(Daniel Masters)


/s/ Dominique Garcia                   Secretary, Treasurer, Director           September 13, 2010
--------------------------             (Principal Financial Officer)
(Dominique Garcia)