Form 10-Q
period 2010-09-30
Three Shades for Everybody, Inc.
filed 2010-11-12
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of November 9, 2010 was 2,243,500.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                    As of                 As of
                                                                September 30,            June 30,
                                                                    2010                   2010
                                                                ------------           ------------
ASSETS

Current Assets
  Cash                                                          $      5,150           $      5,000
  Inventory                                                            9,885                 10,000
                                                                ------------           ------------
      TOTAL ASSETS                                              $     15,035           $     15,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Commitment and Contingency Note 8                             $         --           $         --
  Current Liabilities                                           $         --           $         --
  Payable to Related Party Note 5                               $     15,200           $     15,200
                                                                ------------           ------------
      TOTAL LIABILITIES                                         $     15,200           $     15,200

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 50,000,000 shares
   authorized, no shares issued or outstanding as
   of Sept. 30 and June 30, 2010 Note 2
  Common stock, $0.001 par value, 200,000,000 shares
   authorized, 2,243,500 shares issued and outstanding
   as of 9/30/2010 and 6/30/2010 after giving effect
   to a 12 for 10 forward stock split effective on
   June 25, 2010 Note 2                                                2,243                  2,243
  Additional paid in capital Note 2                                1,459,051              1,459,051
  Retained earnings (Deficit)                                     (1,461,459)            (1,461,494)
                                                                ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                        (165)                  (200)
                                                                ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $     15,035           $     15,000
                                                                ============           ============


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                     From Inception
                                                                                      July 23, 1985
                                                       Three Months Ended                through
                                                          September 30,               September 30,
                                                     2010              2009               2010
                                                 ------------      ------------       ------------
Revenue                                          $        150      $         --       $  4,290,286
                                                 ------------      ------------       ------------
Total Revenue                                              --                --       $  4,290,286

Operating Expenses                                        115                --       $  5,751,745
                                                 ------------      ------------       ------------

Net Income (Loss)                                $         35      $         --       $ (1,461,459)
                                                 ============      ============       ============

Basic and diluted earning (Loss) per Share                 --                --
                                                 ------------      ------------
Weighted average number of common
 shares outstanding                                 2,243,500           153,572


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         From Inception
                                                                                          July 23, 1985
                                                             Three Months Ended              through
                                                                September 30,             September 30,
                                                            2010             2009             2010
                                                         ----------       ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $       35       $       --      $ (1,461,459)
                                                         ----------       ----------      ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       150               --        (1,461,309)
                                                         ----------       ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                        --               --                --
                                                         ----------       ----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued For cash                                   --               --                --
  Common Stock issued For services                               --               --                --
  Common Stock issued For debt cancelled                         --               --                --
                                                         ----------       ----------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --               --                --
                                                         ----------       ----------      ------------
NET INCREASE (DECREASE)                                         150               --
                                                         ----------       ----------
CASH BEGINNING OF PERIOD                                      5,000               --
                                                         ----------       ----------

CASH END OF PERIOD                                       $    5,150       $       --
                                                         ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $       --       $       --
                                                         ----------       ----------
  Income taxes paid                                      $       --       $       --
                                                         ----------       ----------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (unaudited)


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business; however it has had only one sale and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (unaudited)


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (unaudited)


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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of September 30, 2010. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended September 30, 2010 and 2009 are as follows:
                                                    2010              2009
                                                 ----------        ----------
INCOME PER COMMON SHARE, BASIC
  Numerator    Net income (loss)                 $       35        $       --
  Denominator  Weighted-average shares            2,243,500           153,572
                                                 ----------        ----------

      Net income per common share                $       --        $       --
                                                 ==========        ==========

                                                    2010              2009
                                                 ----------        ----------
INCOME PER COMMON SHARE, DILUTED
  Numerator    Net income (loss)                 $       35        $       --
  Denominator  Weighted-average diluted shares   17,443,500         5,153,572
                                                 ----------        ----------

      Net income per common share                $       --        $       --
                                                 ==========        ==========

For the period ended September 30, 2010 there were 15,200,000 shares issuable under convertible notes, and for the period ended September 30, 2009 there were 5,000,000 shares issuable under convertible notes. The earnings per share calculations for 2010 and 2009 are based on the number of shares outstanding after the 12 for 10 forward split discussed in Note 2 above.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2010
                                   (unaudited)


NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended September 30, 2010 and 2009.

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

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses and during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses. Both of these cash advances were evidenced by non-interest bearing Notes convertible into common shares in the Company at par value ($0.001). The balance payable to a related party is $15,200 as of September 30, 2010.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had only $150 in operating revenue in the quarter ended September 30, 2010.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended September 30, 2010 and 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

     1) Liquidity: The Company had cash on hand of $5,150 and an inventory of art and/or collectibles consisting of 87 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,885. This compares with cash of $5,000 and inventory of $10,000 at June 30, 2010. As of September 30, 2009 we had no assets and no liabilities and no business activity. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

     2) Capital Resources: As noted above, the Company has only $5,150 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

     3) Results of Operations: During the quarter ended September 30, 2010 art sales were $150 and inventory reduction was $115. No new inventory was added.

     4) Going Concern: The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

     5) Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

     There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 14, 2010.

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

Date: November 11, 2010            THREE SHADES FOR EVERYBODY, INC.


                                   By: /s/ Daniel Masters
                                       -----------------------------------------
                                       Daniel Masters
                                       President, CEO, and Director


                                   By: /s/ Dominique Garcia
                                       -----------------------------------------
                                       Dominique Garcia
                                       Treasurer, CFO, and Director