Form 10-Q
period 2011-03-31
Three Shades for Everybody, Inc.
filed 2011-05-13
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of Registrant's shares of common stock, $0.001 par value, outstanding as of May 9, 2011 was 2,243,500.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2011, prepared by the company, immediately follow.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                    As of                  As of
                                                                   March 31,              June 30,
                                                                     2011                   2010
                                                                 ------------           ------------
ASSETS

CURRENT ASSETS
  Cash                                                           $      5,150           $      5,000
  Inventory                                                             9,885                 10,000
                                                                 ------------           ------------
      TOTAL ASSETS                                               $     15,035           $     15,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Commitment and Contingency Note 8                              $         --           $         --
  Current Liabilities                                                      --                     --
  Payable to Related Party Note 5                                      15,200                 15,200
                                                                 ------------           ------------
      TOTAL LIABILITIES                                                15,200                 15,200
                                                                 ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 50,000,000 shares
   authorized, no shares issued or outstanding as
   of 3/31/2011 and 6/30/2010 Note 2
  Common stock, $0.001 par value, 200,000,000 shares
   authorized, 2,243,500 shares issued and outstanding
   as of 3/31/2011 and 6/30/2010 after giving effect to
   a 12 for 10 forward stock split effective on
   June 25, 2010. Note 2                                                2,243                  2,243
  Additional paid in capital Note 2                                 1,459,051              1,459,051
  Retained earnings (Deficit)                                      (1,461,459)            (1,461,494)
                                                                 ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                         (165)                  (200)
                                                                 ------------           ------------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $     15,035           $     15,000
                                                                 ============           ============


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                             March 31,                          March 31,
                                                       2011            2010              2011              2010
                                                    ----------      ----------        ----------        ----------
Revenue                                             $       --      $       --        $      150        $       --
                                                    ----------      ----------        ----------        ----------
Total Revenue                                               --              --               150                --

Operating Expenses                                          --              --               115                --
                                                    ----------      ----------        ----------        ----------
                                                            --              --               115                --

Net Income (Loss)                                   $       --      $       --        $       35        $       --
                                                    ==========      ==========        ==========        ==========

Basic and diluted Earning (Loss) per Share                  --              --              0.00                --
                                                    ----------      ----------        ----------        ----------
Weighted average number of common
 shares outstanding                                  2,243,500         153,572         2,243,500           153,572


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                                   March 31,                         March 31,
                                                            2011              2010            2011              2010
                                                          --------          --------        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                       $     --          $     --        $     35          $     --
                                                          --------          --------        --------          --------
           NET CASH PROVIDED BY (USED IN) OPERATIONS            --                --             150                --
                                                          --------          --------        --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY INVESTING ACTIVITIES            --                --              --                --
                                                          --------          --------        --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock issued For cash
  Common Stock issued For services
  Common Stock issued For debt cancelled
                                                          --------          --------        --------          --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            --                --              --                --
                                                          --------          --------        --------          --------
Net increase (decrease)                                         --                --             150                --
                                                          --------          --------        --------          --------
Cash beginning of period                                     5,150                --           5,000                --
                                                          --------          --------        --------          --------

Cash end of period                                        $  5,150          $     --        $  5,150          $     --
                                                          ========          ========        ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                           $     --          $     --        $     --          $     --
                                                          --------          --------        --------          --------
  Income taxes paid                                       $     --          $     --        $     --          $     --
                                                          --------          --------        --------          --------


                       See Notes to Financial Statement s

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (unaudited)


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (unaudited)


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

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (unaudited)


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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of March 31, 2011. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended March 31, 2011 and 2010 are as follows:
                                                      2011             2010
                                                  ------------     ------------
INCOME PER COMMON SHARE, BASIC
  Numerator      Net income (loss)                $         --     $         --
  Denominator    Weighted-average shares             2,243,500          153,572
                                                  ------------     ------------

  Net income per common share                     $         --     $         --
                                                  ============     ============

                                                      2010             2009
                                                  ------------     ------------
INCOME PER COMMON SHARE, DILUTED
  Numerator      Net income (loss)                $         --     $         --
  Denominator    Weighted-average diluted shares    17,443,500        5,153,572
                                                  ------------     ------------

  Net income per common share                     $         --     $         --
                                                  ============     ============

For the period ended March 31, 2011 there were 15,200,000 shares issuable under convertible notes, and for the period ended March 31, 2010 there were 5,000,000 shares issuable under convertible notes. The earnings per share calculations for 2011 and 2010 are based on the number of shares outstanding after the 12 for 10 forward split discussed in Note 2 above.

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
                                   (unaudited)


NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended March 31, 2011 and 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

As set forth in Note 2 above, on July 23, 2007 a total of 5,100,000 shares were issued to the Company's two officers in exchange for services and as reimbursement for expenses paid on behalf of the company. Also as set forth in
Note 2 above, on June 28, 2010 a total of 2,000,000 shares were issued to the Company's President in exchange for 87 signed, numbered, limited edition, lithographs by the comic actor Red Skelton.

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses and during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses. Both of these cash advances were evidenced by non-interest bearing Notes convertible into common shares in the Company at par value ($0.001). The balance payable to a related party is $15,200 as of March 31, 2011.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had only $150 in operating revenue in the nine months ended March 31, 2011 and no revenue in the three months ended March 31, 2011.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended March 31, 2011 and 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

     1) Liquidity: As of March 31, 2011 the Company had cash on hand of $5,150 and an inventory of art and/or collectibles consisting of 87 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,885. This is the same cash and inventory position that the Company had as of December 31, 2010 however it reflects a slight change from the Company's cash of $5,000 and inventory of $10,000 at June 30, 2010. As of March 31, 2010 we had no assets and no liabilities and no business activity. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

     2) Capital Resources: As noted above, the Company has only $5,150 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

     3) Results of Operations: During the quarter ended March 31, 2011 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2011                THREE SHADES FOR EVERYBODY, INC.


                                  By: /s/ Daniel Masters
                                      ------------------------------------------
                                      Daniel Masters
                                      President, CEO, and Director


                                  By: /s/ Dominique Garcia
                                      ------------------------------------------
                                      Dominique Garcia
                                      Treasurer, CFO, and Director