Form 10-K
period 2011-06-30
Three Shades for Everybody, Inc.
filed 2011-09-23
CIK 1443609

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The aggregate market value of Three Shades' common stock held by non-affiliates of Three Shades as of the last business day of Three Shades' most recently completed fiscal quarter (June 30, 2011) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2011). For this purpose, all of Three Shades' officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 2,243,500 shares of Three Shades' common stock outstanding as of September 1, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                        THREE SHADES FOR EVERYBODY, INC.

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 2011

                                      INDEX


PART I

Item 1   Business                                                              3
Item 1A  Risk Factors                                                          4
Item 2   Properties                                                            9
Item 3   Legal Proceedings                                                     9
Item 4   Submission of Matters to a Vote of Security Holders                   9

PART II

Item 5   Market for Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                                       10
Item 6   Selected Financial Data                                              11
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11
Item 7A  Quantitative and Qualitative Disclosure About Market Risk            12
Item 8   Financial Statements and Supplementary Data                          12
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 24
Item 9A  Controls and Procedures                                              24
Item 9B  Other Information                                                    24

PART III

Item 10  Directors, Executive Officers, and Corporate Governance              24
Item 11  Executive Compensation                                               25
Item 12  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          26
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         26
Item 14  Principal Accounting Fees and Services                               27

PART IV

Item 15  Exhibits and Financial Statement Schedules                           27

SIGNATURES                                                                    28

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

In June of 2011 the Company acquired Internet Artworks, Inc., a Delaware corporation, to carry on the internet sales aspect of its business and Art Extraordinaire, Inc., also a Delaware corporation, to carry on the consignment sales aspect of its business. Neither corporation had any assets or liabilities at the time of the acquisition and there was no acquisition cost. Both corporations were wholly owned by the President of Three Shades for Everybody, Inc. and were donated by him to the Company at no cost.

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

To date we have sold one of our art works. We believe that the holiday gift giving season makes the fourth quarter an especially good time to market this type of art, and we therefore expect to begin more active marketing efforts in October of 2011.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

OUR BUSINESS IS NEW, WE HAVE NO SUBSTANTIAL OPERATING HISTORY IN THIS BUSINESS, AND WE HAVE NEVER BEEN PROFITABLE. AS A RESULT, WE MAY NEVER BECOME PROFITABLE, AND, AS A RESULT, OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

Although we were organized as a corporation in 1985, we began preparation for our current business, the sale of fine art and collectibles, in June 2010, and as of the date of this report we have sold only one art work. From the inception of the corporation in July, 1985 through June 30, 2010, we generated a net loss of $1,461,494, most of which is related to the video imaging business we operated in the late 1980s. In the year ended June 30, 2011, when we were organizing our fine art and collectibles business, we had sales revenues of $150 and generated a net loss of $4,953. We cannot guarantee we will ever develop a substantial volume of sales. Even if we develop a substantial number of sales, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, our investors could lose some or all of their investment.

BECAUSE WE HAVE INCURRED OPERATING LOSSES FROM OUR INCEPTION, OUR ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For the periods ended June 30, 2011 and 2010 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     * our ability to sell our art and collectibles at a price which will provide us a profit; and
     * our ability to attract consignment clients whose art and collectibles will sell.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $4,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

We have a limited operating history in our current business, minimal revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because our limited operating history means that we do not have a historical basis for making future management decisions. This may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our very limited historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses and our investors could lose some or all of their investment.

WE HAVE A LACK OF LIQUIDITY AND MAY NEED ADDITIONAL FINANCING IN THE FUTURE. ADDITIONAL FINANCING MAY NOT BE AVAILABLE WHEN NEEDED, WHICH COULD DELAY, INDEFINITELY POSTPONE, OR PREVENT OUR SUCCESSFUL DEVELOPMENT.

Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, it is possible that we will need additional financing of some type, which we do not now possess, to fully develop our operations. Our ability to raise additional financing cannot be guaranteed. If needed, we will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than any funds which may be generated from sales of our inventory, and any funds which may be loaned to us by Mr. Masters, our President. In the event that we need additional capital, Mr. Masters has agreed to loan such funds as may be necessary through June 30, 2012 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

AS A COMPANY WITH NO PROFITABLE OPERATING HISTORY, AND A RELATIVELY NEW BUSINESS WITH LITTLE HISTORY, WE ARE AN INHERENTLY RISKY INVESTMENT. AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

Although we are a 25 year old corporation, we are a new entrant in the art business and we have made only one sale in this business. Because we are a business with little history, the operations which we engage in, the internet based fine art and collectibles business, is an extremely risky business for us. An investor could lose his entire investment.

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

OUR BUSINESS WILL BE CONCENTRATED IN ONLY ONE INDUSTRY.

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

THERE ARE FACTORS BEYOND OUR CONTROL WHICH MAY ADVERSELY AFFECT US. OUR INVESTORS COULD LOSE SOME OR ALL OF THEIR INVESTMENT.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences. Any of these problems, or a combination thereof, could have an effect on our viability as an entity. We may never become profitable, we could fail as an organization, and our investors could lose some or all of their investment.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT'S EFFORTS. WE CANNOT ACHIEVE PROFITABILITY WITHOUT THE EFFORTS OF OUR MANAGEMENT. AN INVESTOR COULD LOSE HIS ENTIRE INVESTMENT.

Our success will be dependent upon the decision making of our two directors and, especially, of our president, Daniel Masters. Mr. Masters is a practicing attorney and therefore will devote only part time to our business. He is currently devoting about 20 hours per week to his law practice and he expects to devote approximately 20 hours per week to our business. The loss of Mr. Masters, our President, would significantly harm our operations. We have no written employment agreements with Mr. Masters. We have not obtained key man life insurance on the lives of either of our officers or directors.

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

ITEM 2. PROPERTIES

         We presently utilize office space in the home of our president. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended June 30, 2011.

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

HOLDERS

As of June 30, 2011, there were approximately 644 stockholders of record holding our common stock.

DIVIDENDS

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings to date and we anticipate that any earnings we may realize in the future will be utilized to build up our inventory of art and collectibles for sale.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2011 there were no sales of unregistered securities. The last sale of unregistered securities was on June 28, 2010 when the Company's president, Daniel Masters purchased unregistered securities from the Company. Mr. Masters received a total of 2,000,000 common shares on June 28, 2010 in exchange for 87 signed, numbered, limited edition, lithographic prints produced by comedian and artist Red Skelton valued at a total of $10,000 or $0.005 per share of stock issued. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

FORWARD STOCK SPLIT

There were no stock splits during the year ended June 30, 2011. On June 25, 2010 the Company affected a forward split of its existing and outstanding shares on the basis of 12 new shares for each 10 old shares.

REPURCHASES

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the year ended June 30, 2011 and 2010 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

                                            June 30, 2011         June 30, 2010
                                            -------------         -------------
STATEMENT OF OPERATIONS DATA
  Revenues                                           150
  Cost of Sales                                      115                      0
  Expenses                                         5,000                  5,200
  (Net Loss)                                      (4,965)                (5,200)
  Other Income                                        12                      0
  (Net Loss before Tax)                           (4,953)                (5,200)
  Loss per Share                                  (0.002)               (0.0003)
  Weighted Average Common Shares               2,243,500             15,365,852

BALANCE SHEET DATA
  Cash                                             5,162                  5,000
  Inventory                                        9,885                 10,000
  Total Assets                                    15,047                 15,000
  Liabilities                                     20,200                 15,200
  Stockholders' Equity                            (5,153)                  (200)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2011 and 2010. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

1) Liquidity: On June 30, 2011 the Company had cash on hand of $5,162 and an inventory of art and/or collectibles consisting of 86 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs are valued at $9,885. This compares with cash of $5,000 and inventory of 87 signed, numbered, limited edition, lithographic prints by Red Skelton valued at $10,000 at June 30, 2010. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, the President of the Company has agreed that he will pay these charges, if they exceed the cash on hand, with his personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources: As noted above, the Company has only $5,162 in liquid capital resources but will rely upon interest free loans or capital contributions from its President, if necessary, to meet its needs.

3) Results of Operations: From 2008 to June, 2010 the Company conducted no operations other than the search for a merger or acquisition candidate and the preparation of its filings with the SEC. In June 2010 the Company acquired an inventory of 87 artworks and determined to enter the business of selling art and collectibles. As of June 30, 2011 one such sale had been made.

4) Off-Balance Sheet Arrangements: The Company has no off balance sheet arrangements.

5) Disclosure of Contractual Obligations: The Company has no contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. The President of the Company has agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        THREE SHADES FOR EVERYBODY, INC.
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             June 30, 2011 and 2010

Immediately following please see:

     Report Of Independent Registered Public Accountant

     Balance Sheets

     Statement of Operations

     Statement of Changes in Stockholders' Equity

     Statement of Cash Flows

     Notes to Financial Statements

                               Stan J.H. Lee, CPA
             2160 North Central Rd. Suite 209 * Fort Lee * NJ 07024 Mailing address: P.O. Box 436402 * San Diego * CA 92143
        Tel: 619-623-7799 * Fax: 619-564-3408 * E-mail: stan2u@gmail.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades For Everybody, Inc. as of June 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades For Everybody, Inc. as of June 30, 2011 and 2010 , and the results of their operations and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's lack of profitability and short-term liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
August 17, 2011
Fort Lee, NJ, 07024

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS

                                                                      As of                As of
                                                                     June 30,             June 30,
                                                                       2011                 2010
                                                                    ----------           ----------
CURRENT ASSETS
  Cash                                                              $    5,162           $    5,000
  Inventory                                                              9,885               10,000
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   15,047           $   15,000
                                                                    ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expense                                                   $    2,500           $       --
  Payable to a related party                                            17,700               15,200
                                                                    ----------           ----------
      TOTAL LIABILITIES                                                 20,200               15,200
                                                                    ----------           ----------
SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued
   or outstanding as of June 30, 2011 and 2010
  Common stock, 200,000,000 shares authorized
   at $.001 par value, 2,243,500 shares issued
   and outstanding as of June 30, 2011 and 2010
   after giving effect to a 12 for 10 forward
   stock split                                                           2,243                2,243
  Paid-in capital                                                    1,459,051            1,459,051
  Deficit during Development Stage                                  (1,466,447)          (1,461,494)
                                                                    ----------           ----------
                                                                        (5,153)                (200)
                                                                    ----------           ----------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $   15,047           $   15,000
                                                                    ==========           ==========


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                              Cumulative since
                                                   Year Ended             Year Ended            inception to
                                                    June 30,               June 30,               June 30,
                                                      2011                   2010                   2011
                                                  ------------           ------------           ------------
REVENUE                                           $        150           $         --           $  4,290,286
                                                  ------------           ------------           ------------
Cost of Sales                                              115                     --
                                                  ------------           ------------           ------------
Gross Profite                                               35                     --              4,290,136

OPERATING EXPENSES
  General & Administrative Exps                         (5,000)                (5,200)             5,756,745
                                                  ------------           ------------           ------------
TOTAL EXPENSES                                          (5,000)                (5,200)             5,756,745
                                                  ------------           ------------           ------------
Gross Profit (Loss)                                     (4,965)                (5,200)            (1,466,459)

OTHER INCOME (LOSS)
  Interest income                                           12                     --                     12
                                                  ------------           ------------           ------------
INCOME (LOSS) BEFORE INCOME TAXES                       (4,953)                (5,200)            (1,466,447)

Provision for income taxes                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $     (4,953)          $     (5,200)          $ (1,466,447)
                                                  ============           ============           ============

Loss per Common Share                                   (0.002)               (0.0003)
                                                  ------------           ------------
Weighted Average Number of Common Shares
 Basic and Diluted                                   2,243,500             15,365,852
                                                  ------------           ------------


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Accumulated
                                                                        Additional     During the
                                                  Common Stock           Paid-in      Development
                                              Shares        Amount       Capital         Stage          Balance
                                              ------        ------       -------         -----          -------
Initial Issuance of Common Stock                26,427      $   26      $      974    $        --     $        --
Net loss for year Ended 6/30/85                                                           (18,475)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/85                              26,427      $   26      $      974    $   (18,475)    $   (17,475)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock                        65,537          66          12,334
Net loss for year Ended 6/30/86                                                          (647,204)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/86                              91,964      $   92      $   13,308    $  (665,679)    $  (652,279)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock for Cash               36,996          37          69,963
Issuance of Common Stock for Acquisition        90,405          90           3,331
Net loss for year Ended 6/30/87                                                          (290,805)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/87                             219,365      $  219      $   86,602    $  (956,484)    $  (869,663)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Common Stock for Cash                9,976          10          91,490
Net loss for year Ended 6/30/88                                                          (489,278)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/88                             229,341      $  229      $  178,092    $(1,445,762)    $(1,267,441)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Stock on Warrant Exercise           37,012          37         378,513
Issuance of Stock for Debt Forgiveness           6,030           6         196,463        196,241
Net loss for year Ended 6/30/89                                                          (708,631)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/89                             272,383      $  272      $  753,068    $(1,958,152)    $(1,204,812)
                                            ----------      ------      ----------    -----------     -----------
Issuance of Stock for Debt Forgiveness          41,350          42         206,943        205,420
Net loss for year Ended 6/30/90                                                          (157,399)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/90                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/91                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/91                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------

Net loss for year Ended 6/30/92                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/92                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/93                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/93                             313,733      $  314      $  960,011    $(1,910,131)    $  (949,806)
                                            ----------      ------      ----------    -----------     -----------
Debt eliminated by statute of limitations                                  463,937        463,937
Net loss for year Ended 6/30/94                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/94                             313,733      $  314      $1,423,948    $(1,446,194)    $   (21,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/95                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/95                             313,733      $  314      $1,423,948    $(1,446,194)    $   (21,932)
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for services                 502,099         502          18,498
Net loss for year Ended 6/30/96                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/96                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/97                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/97                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/98                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/98                             815,832      $  816      $1,442,446    $(1,446,194)    $    (2,932)
                                            ----------      ------      ----------    -----------     -----------
Reverse stock split 1 for 100                 (807,675)       (808)            808
Issuance of stock for cash                      26,427          26           2,474
Net loss for year Ended 6/30/99                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/99                              34,584      $   34      $1,445,728    $(1,446,194)    $      (432)
                                            ----------      ------      ----------    -----------     -----------
Stock split 2.8 for 1                           62,253          62             (62)
Issuance of stock for cash                      11,419          12             420
Net loss for year Ended 6/30/2000                                                               0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/2000                           108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/01                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/01                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------

Net loss for year Ended 6/30/02                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/02                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/03                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/03                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/04                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/04                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/05                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/05                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/06                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/06                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/07                                                                 0
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/07                             108,256      $  108      $1,446,086    $(1,446,194)    $        --
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for services                 135,244         135           4,965
Net loss for year Ended 6/30/08                                                            (5,100)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/08                             243,500      $  243      $1,451,051    $(1,451,294)    $        --

Net loss for year Ended 6/30/09                                                            (5,000)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/09                             243,500      $  243      $1,451,051    $(1,456,294)    $    (5,000)
                                            ----------      ------      ----------    -----------     -----------
Issuance of stock for art works              2,000,000       2,000           8,000
Net loss for year Ended 6/30/10                                                            (5,200)
                                            ----------      ------      ----------    -----------     -----------
Balance at 6/30/10                           2,243,500      $2,243      $1,459,051    $(1,461,494)    $      (200)
                                            ----------      ------      ----------    -----------     -----------
Net loss for year Ended 6/30/11                                                            (4,953)
                                            ----------      ------      ----------    -----------     -----------

Balance at 6/30/11                           2,243,500      $2,243      $1,459,051    $(1,466,447)    $    (5,153)
                                             =========      ======      ==========    ===========     ===========

                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                   Cumulative since
                                                                    Year Ended       Year Ended      inception to
                                                                     June 30,         June 30,         June 30,
                                                                       2011             2010             2011
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $     (4,953)    $     (5,200)    $ (1,466,447)
                                                                   ------------     ------------     ------------
  Adjustments to reconcile net Income (loss) to cash provided by (used in) operations
      Depreciation                                                           --               --               --
      Common stock issued for service                                        --               --               --
  Changes in operating
      Assets and liabilities                                              2,615          (10,000)          (7,385)
                                                                   ------------     ------------     ------------
           NET CASH PROVIDE BY (USED IN) OPS                             (2,338)         (15,200)      (1,473,832)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM  INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --               --               --
                                                                   ------------     ------------     ------------

CASH FLOWS FROM  FINANCING ACTIVITIES
  Proceeds of loan from related party                                     2,500           10,200        1,468,994
  Common stock issued                                                        --           10,000           10,000
                                                                   ------------     ------------     ------------
           NET CASH PROVIDED BY FINANCING ACTS                            2,500           20,200        1,478,994
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE)                                                     162            5,000            5,162

Cash at beginning of period                                               5,000               --               --
                                                                   ------------     ------------     ------------
Cash at end of period                                              $      5,162     $      5,000     $      5,162
                                                                   ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                    $         --     $         --     $         --
                                                                   ------------     ------------     ------------
   Income taxes paid                                               $         --     $         --     $         --
                                                                   ------------     ------------     ------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued                                              $         --     $     10,000     $     10,000


                        See Notes to Financial Statements

                        THREE SHADES FOR EVERYBODY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2011 and 2010


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business, however it has had only one sale and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2011 or 2010.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of June 30, 2011 and 2010. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2011 and 2010 are as follows:

                                                     2010              2010
                                                  ----------        ----------
LOSS PER COMMON SHARE, BASIC
  Numerator Net income (loss)                     $   (4,953)       $   (5,200)
  Denominator Weighted-average shares              2,243,500        15,365,852
                                                   ---------        ----------

Net loss per common share                           $ (0.002)       $  (0.0003)
                                                  ==========        ==========

For the year ended June 30, 2011 there were 17,700,000 shares issuable under convertible notes, and for the year ended June 30, 2010 there were 15,200,000 shares issuable under convertible notes. The earnings per share calculations for 2011 and 2010 are based on the number of shares outstanding after the 12 for 10 forward split discussed in Note 2 above.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2011 and 2010.

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

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses; during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses; during the year ended June 30, 2011 the President advanced an additional $2,500 to cover expenses incurred. All of these cash advances were evidenced by non-interest bearing Notes convertible into common shares in the Company at par value ($0.001). The balance payable to a related party is $17,700 as of June 30, 2011.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2011 and 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current members of our board of directors are as follows:

Name of Director           Age              Year First Became a Director
----------------           ---              ----------------------------
Daniel Masters             66                    Member since 1986

Dominique Garcia           35                    Member since 2007

PRINCIPAL OCCUPATIONS DURING AT LEAST THE PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS

Since 2002 Daniel Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor's Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. He occasionally serves as an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy law.

Dominique Garcia has worked in marketing and marketing communications roles for the past 11 years, including public relations, advertising, account management, and product management. Her experience includes roles in marketing agencies as well as positions in business to business software and biotechnology companies like Invitrogen Corporation. Ms. Garcia has a Bachelor's Degree (A.B) from Harvard University.

The current executive officers of the Company are as follows:

Name of Director           Age              Year First Became a Director
----------------           ---              ----------------------------
Daniel Masters             66                    President and CEO

Dominique Garcia           35               Secretary, Treasurer, and CFO

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 30, 2011 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 28, 2010 the president and majority shareholder of the Company, Daniel Masters, sold 87 signed, numbered, limited edition, lithographs produced by comedian and actor Red Skelton to the Company in exchange for 2,000,000 shares of restricted stock. The transaction was valued at $10,000 or $0.005 per share. There were no other reportable transactions with related persons during fiscal 2010 and no reportable transactions with related persons during fiscal 2011.

The Company's two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Stan J. H. Lee, CPA has audited the Company's financial statements since 2007. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                      2011               2010
                                                      ----               ----
Audit fees, including the audit of the Company's
annual financial statements and fees related to
consents and review of registration statements       $2,500             $2,500

Audit related fees                                        0                  0

Tax fees and tax related fees                             0                  0

All other fees for other services                         0                  0

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference:

The financial statements listed below are included under Item 8 of this report:
     Balance Sheets as of June 30, 2011 and 2010;
     Statements of Operations for the years ended June 30, 2011 and 2010; Statements of Stockholders' Equity since 1985 (inception);
     Statements of Cash Flows for the years ended June 30, 2011 and 2010; and Notes to Financial Statements.

Exhibit 3.1     Articles of Incorporation. Incorporated by reference to Exhibit
                3.1 of our Form 10-K for the year ended June 30 2010, filed on Sept. 14, 2010

Exhibit 3.1.1 Amendment to Articles of Incorporation. Incorporated by reference to Exhibit 3.1.1 of our Form 10-K for the year ended June 30 2010, filed on Sept. 14, 2010

Exhibit 3.2     By-Laws of the Corporation. Incorporated by reference to
                Exhibit 3.2 of our Form 10-12G, filed on Aug. 25, 2008

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

Date: September 22, 2011                THREE SHADES FOR EVERYBODY, INC.


                                        By: /s/ Daniel Masters
                                            ------------------------------------
                                            Daniel Masters
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Three Shades For Everybody, Inc., in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----


/s/ Daniel Masters           President and Director           September 22, 2011
--------------------------   (Principal Executive Officer)
(Daniel Masters)


/s/ Dominique Garcia         Secretary, Treasurer, Director   September 22, 2011
--------------------------   (Principal Financial Officer)
(Dominique Garcia)