Form 10-Q
period 2011-09-30
Three Shades for Everybody, Inc.
filed 2011-11-01
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                     Accelerated Filer [ ]

Non-accelerated filer [ ]                               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes /X/      No / /

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of November 9, 2011 was 2,243,500.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2011, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of Sept 30, 2011 (unaudited)	As of June 30, 2011 (audited)
ASSETS
Current Assets
Cash	5,162	5,162
Inventory	9,885	9,885
Total Assets	15,047	15,047

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Commitment and Contingency (Note 8)	-	-
Current Liabilities	2,500	2,500
Payable to related Party (note 5)	17,700	17,700
TOTAL LIABILITIES	20,200	20,200

STOCKHOLDERS' EQUITY
preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding as of Sept. 30 and June 30, 2011 (Note 2)
Common Stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of Sept. 30 and June 30, 2011 (Note 2)	2,243	2,243
Additional paid in capital (note 2)	1,459,051	1,459,051
Retained earnings (Deficit)	(1,466,447)	(1,466,447)

TOTAL SHAREHOLDERS' EQUITY	(5,153)	(5,153)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	15,047	15,047

  See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2011	From Inception July 23, 1985 through Sept. 30, 2011

Revenue	-	150	4,290,286
Total Revenue	-	-	4,290,286
Operating Expenses	-	115	5,751,745
Net Income (Loss)	-	35	(1,461,459)
Basic and diluted earning (Loss) per Share	-	-
Weighted average number of common shares outstanding	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2011	From Inception July 23, 1985 through Sept. 30, 2011

Cash Flows From Operating Activities
Net Income (Loss)	-	35	(1,461,459)
Net Cash provided by (used in) operations	-	150	(1,461,309)
Cash Flows from Investing Activities
Net Cash provided by investing activities	-	-	-
Cash Flows from Financing Activities
Common Stock issued for cash
Common Stock issued for services
Common Stock issued for debt cancelled

Net Cash provided by financing activities
Net increase (decrease)	-	150
Cash beginning of period	5,162	5,000
Cash end of period	5,162	5,150

Supplemental Disclosures of Cash Flow Information
Interest Paid	-	-
Income Tax Paid	-	-

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

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

September 30, 2011

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

September 30, 2011

(unaudited)

In the year ended June 30, 2000 there was a forward split of 2.8 for 1, bringing the total number of shares outstanding to 3,664,419. Additional shares were issued in that year bringing the total outstanding to 4,096,575.

The total number of shares issued and outstanding remained at 4,096,575 until July 23, 2007. On that date an additional 5,100,000 shares were issued to the Company’s officers in exchange for services and as reimbursement for expenses paid on behalf of the company, bringing the total outstanding to 9,196,575 shares.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of September 30, 2011 and 2010. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended September 30, 2011 and 2010 are as follows:

For the period ended September 30, 2011 there were 17,700,000 shares issuable under convertible notes, and for the period ended September 30, 2010 there were 15,200,000 shares issuable under convertible notes.

Three Shades For Everybody, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

(unaudited)

NOTE 4 - INCOME TAXES

There was no significant income and no provisions for income taxes for the quarters ended September 30, 2011 and 2010.

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

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses; during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses; during the year ended June 30, 2011 the President advanced an additional $2,500 to cover expenses incurred. All of these cash advances were evidenced by non-interest bearing Notes convertible into common shares in the Company at par value ($0.001). The balance payable to a related party is $17,700 as of September 30, 2011.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had no operating revenue in the quarter ended September 30, 2011.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended September 30, 2011 and 2010.

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

BUSINESS AND PLAN OF OPERATION

Three Shades For Everybody, Inc. (the "Company"), was incorporated on July 23, 1985 under the laws of the State of Delaware. The Company intended to acquire or invest in other businesses and in 1987 the Company approved the acquisition of Vutek Systems, a California business engaged in the design, manufacture, and sale of image capturing boards for use in personal computers. The name of the Company was then changed to Vutek Systems, Inc. Vutek’s operations ceased in 1990 and the Company remained dormant until 1999 when its name was changed to Three Shades For Everybody, Inc. in anticipation of acquisition of an apparel design and manufacturing business. The acquisition was not completed and the Company once again became dormant until present efforts to revive it began in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity: The Company had cash on hand of $5,162 and an inventory of art and/or collectibles consisting of 86 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,885. There was no change in either cash or inventory during the quarter ended September 30, 2011. In the quarter ended September 30, 2010 there was an increase in cash of $150 and a decrease in inventory of $135, with the result that cash then totaled $5,150 and inventory totaled $9,985. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources: As noted above, the Company has only $5,162 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations: During the quarter ended September 30, 2011 there were no art sales; in the quarter ended September 30, 2010 art sales were $150 and inventory reduction was $115. No new inventory was added in either quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 23, 2011.

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

Date: November 11, 2011 THREE SHADES FOR EVERYBODY, INC.

By: /s/ Daniel Masters

_________________________________

Daniel Masters

President, CEO, and Director

By: /s/ Dominique Garcia

_________________________________

Dominique Garcia

Treasurer, CFO, and Director