Form 10-Q
period 2011-12-31
Three Shades for Everybody, Inc.
filed 2012-02-17
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes / / No /x/

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of February 9, 2012 was 2,243,500.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2011, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of Sept 30, 2011 (unaudited)	As of June 30, 2011 (audited)
ASSETS
Current Assets
Cash	5,150	5,000
Inventory	9,885	10,000
Total Assets	15,035	15,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Commitment and Contingency (Note 8)	-	-
Current Liabilities	-	-
Payable to related Party (note 5)	15,200	15,200
TOTAL LIABILITIES	15,200	15,200

STOCKHOLDERS' EQUITY
preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued or outstanding as of Sept. 30 and June 30, 2011 (Note 2)
Common Stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of Sept. 30 and June 30, 2011 (Note 2)	2,243	2,243
Additional paid in capital (note 2)	1,459,051	1,459,051
Retained earnings (Deficit)	(1,461,459)	(1,461,494)

TOTAL SHAREHOLDERS' EQUITY	(165)	(200)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	15,035	15,000

  See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,		From Inception July 23, 1985 through Dec. 31
	2011	2010	2011	2010	2011
Revenue	-	-	-	$ 150	$ 4,290,286
Total Revenue	-	-	-	$ 150	$ 4,296,286

Operating Expenses	-	-	-	$ 115	$ 5,751,745
				$ 115
Net Income (Loss)	-	-	-		$ 5,751,745
				$ 35	$ (1,461,459)
Basic and diluted Earning Loss Per Share	-	-	-	0.000
Weighted average number of common shares outstanding	2,243,500	2,243,500	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,		From Inception July 23, 1985 through Dec. 31
	2011	2010	2011	2010	2011
Cash Flows From Operating Activities
Net Income (Loss)	-	-	-	$ 35	$(1,461,159)
Net Cash provided by (used in) operations	-	-	-	$ 150
Cash Flows From Investing Activities
Net Cash provided by investing activities	-	-	-	-	-
Cash Flows From Financing Activities
Common Stock issued for cash
Common Stock issued for services	-	-	-	-
Common Stock issued for debt cancelled	-	-	-	-
Net cash provided by financing activities	-	-	-	-
Net Increase (Decrease)	-	-	-	$ 150
Cash beginning of period	$ 5,162	$ 5,162	$ 5,162	$ 5,000
Cash end of period	$ 5,162	$ 5,162	$ 5,162	$ 5,150
Supplemental Disclosures of Cash Flow Information			-	-
Interest Paid	-	-	-	-
Income Taxes Paid	-	-	-	-

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of December 31, 2011. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended December 31, 2011 and 2010 are as follows:

INCOME PER COMMON SHARE, BASIC	2011	2010
Numerator net income (loss)	-	-
Net income per common share	$ 2,243,500	$ 2,243,500
Denominator Weighted Average Share	-	-

INCOME PER COMMON SHARE, DILUTED	2011	2010
Numerator net income (loss)	-	-
Denominator Weighted-average diluted shares	$ 19,943,500	$ 17,443,500
Net income per common share	-	-

For the period ended December 31, 2011 there were 17,700,000 shares issuable under convertible notes, and for the period ended December 31, 2010 there were 15,200,000 shares issuable under convertible notes. The earnings per share calculations for 2011 and 2010 are based on the number of shares outstanding at all times during those quarters.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended December 31, 2011 and 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended December 31, 2011 nor were there any during the quarter ended December 31, 2010.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had only $150 in operating revenue in the six months ended December 31, 2010 and no revenue in the three months or the six months ended December 31, 2011.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended December 31, 2011 and 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity: As of December 31, 2011 the Company had cash on hand of $5,162 and an inventory of art and/or collectibles consisting of 87 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,885. This is the same cash and inventory position that the Company had as of September 30, 2011. As of December 31, 2010 we had cash on hand of $5,150 and an inventory of $9,885. It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources: As noted above, the Company has only $5,162 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations: During the quarter ended December 31, 2011 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 14, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2011 and June 30, 2011, (ii) Statement of Operations for the three months and six months ended December 31, 2011, (iii) Statement of Cash Flows for the three months and six months ended December 31, 2011, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2012 THREE SHADES FOR EVERYBODY, INC.

By: /s/ Daniel Masters

_________________________________

Daniel Masters

President, CEO, and Director

By: /s/ Dominique Garcia

_________________________________

Dominique Garcia

Treasurer, CFO, and Director