Form 10-Q
period 2012-03-31
Three Shades for Everybody, Inc.
filed 2012-05-15
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of May 9, 2012 was 2,243,500.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2012, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	Mar. 31, 2012	June 30, 2011
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$5,150	5,000
Inventory	9,885	10,000
Total Assets	$15,035	15,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Commitment and Contingency	$-	-
Current Liabilities	$-	-
Payable to Related Party	$15,200	15,200
Total Liabilities	$15,200	15,200
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 Par Value,
50,000,000 shares authorized, no
shares issued or outstanding as
of Mar, 31 2012 or June 30, 2011 Note 2
Common stock, $0.001 par value,
200,000,000 shares authorized,
2,243,500 shares issued and
outstanding as of 3/31/2012 and
6/30/2011 after giving effect to
a 12 for 10 forward stock split
effective on June 25, 2010 Note 2	2,243	2,243
Additional paid in capital Note 2	1,459,051	1,459,051
Retained earnings (Deficit)	(1,461,459)	(1,461,494)
TOTAL SHAREHOLDERS' EQUITY	(165)	(200)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$15,035	15,000

 See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					From Inception
					July 23, 1985
	Three Months Ended		Nine Months Ended		through
	Mar. 31,		Mar. 31,		Dec. 31
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$150	$4,290,286
Total Revenue	-	-	-	150	4,290,286
Operating Expenses	-	-	-	115	5,751,745
	-	-	-	115	5,751,745
Net Income (Loss)	-	-	-	35	(1,461,459)
Basic and diluted Earning
(Loss) per Share	-	-	-	0.000
Weighted average number
of common shares
outstanding	2,243,500	2,243,500	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

					From Inception
					July 23, 1985
	Three Months Ended		Nine Months Ended		through
	Mar. 31,		Dec. 31,		Dec. 31
	2012	2011	2012	2011	2012

Cash Flows From Operating Activities
Net Income (Loss)	$-	$-	$-	$35	$(1,461,309)
Net Cash provided by (used in) operation	-	-	-	150	(1,461,309)
Cash Flows From Incesting Activities	-	-	-	-	-
Net Cash provided by investing activities
Cash Flows From Financing Activities
Common Stock issued
For Cash
Common Stock issued
For services
Common Stock issued
For debt cancelled
Net Cash provided by financing activities	-	-	-	-
Net increase (decrease)	-	-	-	-
Cash beginning of period	5,162	5,150	5,162	5,000
Cash end of period	$5,162	$5,150	$5,162	$5,000
Supplemental Disclosures of Cash Flow Informaiton
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of March 31, 2012. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended March 31, 2012 and 2011 are as follows:

INCOME PER COMMON SHARE, BASIC		2012	2011
Numerator	Net income (loss)	$ -	$ -
Denominator	Weighted-average shares	$ 2,243,500	$ 2,243,500
Net income per common share		$ -	$ -

INCOME PER COMMON SHARE, DILUTED		2012	2011
Numerator	Net income (loss)	$ -	$ -
Denominator	Weighted-average diluted shares	19,943,500	17,443,500
Net income per common share		$ -	$ -

For the period ended March 31, 2012 there were 17,700,000 shares issuable under convertible notes, and for the period ended March 31, 2011 there were 15,200,000 shares issuable under convertible notes. The earnings per share calculations for 2012 and 2011 are based on the number of shares outstanding at all times during those quarters.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended March 31, 2012 and 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended March 31, 2012 nor were there any during the quarter ended March 31, 2011.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had only $150 in operating revenue in the nine months ended March 31, 2011 and no revenue in the three months or the nine months ended March 31, 2012.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended March 31, 2012 and 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity: As of March 31, 2012 the Company had cash on hand of $5,162 and an inventory of art and/or collectibles consisting of 87 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,885. This is the same cash and inventory position that the Company had as of December 31, 2011. As of March 31, 2011 we had cash on hand of $5,150 and an inventory of $9,885. It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources: As noted above, the Company has only $5,162 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations: During the quarter ended March 31, 2012 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2012 and June 30, 2011, (ii) Statement of Operations for the three months and nine months ended March 31, 2012, (iii) Statement of Cash Flows for the three months and nine months ended March 31, 2012, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012 THREE SHADES FOR EVERYBODY, INC.

By: /s/ Daniel Masters

_________________________________

Daniel Masters

President, CEO, and Director

By: /s/ Dominique Garcia

_________________________________

Dominique Garcia

Treasurer, CFO, and Director