Form 10-K
period 2012-06-30
Three Shades for Everybody, Inc.
filed 2012-09-24
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53385

THREE SHADES FOR EVERYBODY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0430015
(State or Incorporation)	(I.R.S. Employer Id. No.)

1150 Silverado, Ste. 204, La Jolla, CA 92037	(858) 459-1133
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if Three Shades For Everybody, Inc. (Three Shades) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒

Indicate by check mark if Three Shades is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether Three Shades (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Three Shades was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Three Shades’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Three Shades is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

The aggregate market value of Three Shades’ common stock held by non-affiliates of Three Shades as of the last business day of Three Shades’ most recently completed fiscal quarter (June 30, 2012) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2012). For this purpose, all of Three Shades’ officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 2,243,500 shares of Three Shades’ common stock outstanding as of September 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: None.

THREE SHADES FOR EVERYBODY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements since they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to our business plan and our intention to seek a business combination with an operating entity, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (the “SEC”), all of which are available in the SEC EDGAR database at www.sec.gov and from us.

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

From March, 1987 until March, 1990 the Company operated as Vutek Systems, Inc. (“Vutek”). Vutek was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles. The flagship product, FreezFrame allowed a picture or image from a standard video source such as a video camera, VCR or video disk player to be digitized and combined with text and graphics or otherwise altered for more useful display on a computer screen. The software allowed it to be used with other commercial off-the-shelf software programs such a dBASE III Plus, ShowPartner, and Storyboard. The company had intended to develop an entire line of products for this market. The company tried to raise funds through the exercise of outstanding warrants, however the funds raised were insufficient to maintain operations. As a result of the Company’s failure to generate adequate capital, it continued to operate at a loss. By March 1, 1990 all funds had been expended, and the Company thereafter became dormant.

In 1998 the Company was revived and the search for a successor business was commenced. On July 9, 1999 the Company changed its name to Three Shades for Everybody, Inc. (“Three Shades”), with the intent of going into clothing design, manufacture, and sales by acquiring a private business, also named Three Shades for Everybody, however the private operating business experienced a reversal and the acquisition was never completed. Thus there was no business activity from 1990 until June of 2010 when the Company embarked upon its current business which is the purchase and sale of art and collectibles.

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

We expect to purchase fine art and collectibles and to sell these from our own inventory. In 2010 we acquired an initial inventory of art and collectibles consisting of 87 lithographic art works by the comedian and artist Red Skelton. We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both through ebay and through galleries in the Southern California region.

In June of 2010 we issued a total of 2,000,000 restricted common shares in exchange for the 87 signed, numbered, limited edition, lithographic art works by the comedian and artist Red Skelton referred to above. This was a related party transaction. The seller of the Red Skelton art was our president. For accounting purposes the art was valued at $10,000 or $0.005 per share. There was no independent appraisal.

To date we have sold three of our art works, and we have recently agreed with a gallery in Palm Springs, California to place approximately 20 works on consignment for the month of October, 2012. Depending upon sales this agreement may be extended, both as to the number of art works consigned and as to the period of time of the consignment.

ITEM 1A.     RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Our business is new, we have no substantial operating history in this business, and we have never been profitable.  As a result, we may never become profitable, and, as a result, our investors could lose some or all of their investment.

Although we were organized as a corporation in 1985, we began preparation for our current business, the sale of fine art and collectibles, in June 2010, and as of the date of this report we have sold only one art work.  From the inception of the corporation in July, 1985 through June 30, 2012, we generated a net loss of $1,448,571, most of which is related to the video imaging business we operated in the late 1980s. In the year ended June 30, 2011, when we were organizing our fine art and collectibles business, we had sales revenues of $150 and generated a net loss of $4,953. In the year ended June 30, 2012 we had sales revenues of $400 and cost of sales of $230, but generated a net profit of $17,876. Most of this profit was the result of debt forgiveness totaling $20,200. This should be considered a one time occurrence. We cannot guarantee we will ever develop a substantial volume of sales. Even if we develop a substantial number of sales, there is no assurance that we will become a profitable company. We may never become profitable on an ongoing basis, and, as a result, our investors could lose some or all of their investment.

Because we have incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the periods ended June 30, 2012 and 2011 our accountants have expressed doubt about our ability to continue as a going concern as a result of our net losses and lack of working capital. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to sell our art and collectibles at a price which will provide us a profit; and
•	our ability to attract consignment clients whose art and collectibles will sell.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $3,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, it is possible that we will need additional financing of some type, which we do not now possess, to fully develop our operations. Our ability to raise additional financing cannot be guaranteed. If needed, we will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than any funds which may be generated from sales of our inventory, and any funds which may be loaned to us by Mr. Masters, our President. In the event that we need additional capital, Mr. Masters has agreed to loan such funds as may be necessary through June 30, 2013 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no profitable operating history, and a relatively new business with little history, we are an inherently risky investment. An investor could lose his entire investment.

Although we are a 27 year old corporation, we are a new entrant in the art business and we have made only three sales in this business. Because we are a business with little history, the operations which we engage in, the internet based fine art and collectibles business, is an extremely risky business for us. An investor could lose his entire investment.

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

Our success will be dependent upon our management’s efforts. We cannot achieve profitability without the efforts of our management. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our two directors and, especially, of our president, Daniel Masters. Mr. Masters is a practicing attorney and therefore will devote only part time to our business. He is currently devoting about 35 hours per week to his law practice and he expects to devote approximately 10 hours per week to our business. The loss of Mr. Masters, our President, would significantly harm our operations. We have no written employment agreements with Mr. Masters. We have not obtained key man life insurance on the lives of either of our officers or directors.

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

There is no public market for our common stock and there has been no trading market since approximately 1998. An active trading market for our shares may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. If a public market is established the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services and products such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	departures of key personnel.

Additionally, as restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock. You may not be able to sell your shares when you want to do so, if at all.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations will have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

No matters were submitted to a vote of security holders during the period ended June 30, 2012.

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

Holders

As of June 30, 2012, there were approximately 644 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no operating earnings to date and we anticipate that any earnings we may realize in the future will be utilized to build up our inventory of art and collectibles for sale.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2012 there were no sales of unregistered securities. The last sale of unregistered securities was on June 28, 2010 when the Company’s president, Daniel Masters purchased unregistered securities from the Company. Mr. Masters received a total of 2,000,000 common shares on June 28, 2010 in exchange for 87 signed, numbered, limited edition, lithographic prints produced by comedian and artist Red Skelton valued at a total of $10,000 or $0.005 per share of stock issued. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

Forward Stock Split

There were no stock splits during the year ended June 30, 2012. On June 25, 2010 the Company affected a forward split of its existing and outstanding shares on the basis of 12 new shares for each 10 old shares.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.     SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the year ended June 30, 2012 and 2011 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	June 30, 2012	June 30, 2011
Statement of Operations Data
Revenues	400	150
Cost of Sales	230	115
Expenses	2,500	5,000
Profit (Loss)	(2,330)	(4,965)

Other Income	6	12
Net Profit (Loss) before Tax	17,876	(4,953)
Earning (Loss) per Share	0.008	(0.002)
Weighted Average Common Shares	2,243,500	2,243,500

Balance Sheet Data
Cash	3,068	5,162
Inventory	9,655	9,885
Total Assets	12,723	15,047

Liabilities	0	20,200

Stockholders’ Equity	12,723	(5,153)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2012 and 2011. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

1) Liquidity: On June 30, 2012 the Company had cash on hand of $3,068 and an inventory of art and/or collectibles consisting of 84 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs are valued at $9,655. This compares with cash of $5,162 and inventory of 86 signed, numbered, limited edition, lithographic prints by Red Skelton valued at $9,885 at June 30, 2011. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, the President of the Company has agreed that he will pay these charges, if they exceed the cash on hand, with his personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources: As noted above, the Company has only $3,068 in liquid capital resources but will rely upon interest free loans or capital contributions from its President, if necessary, to meet its needs.

3) Results of Operations: From 2008 to June, 2010 the Company conducted no operations other than the search for a merger or acquisition candidate and the preparation of its filings with the SEC. In June 2010 the Company acquired an inventory of 87 artworks and determined to enter the business of selling art and collectibles. As of June 30, 2012 three such sales had been made.

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

June 30, 2012 and 2011

Immediately following please see:

Report Of Independent Registered Public Accountant

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 * Fort Lee * NJ 07024

Mailing address: P.O. Box 436402 * San Diego * CA 92143

Tel: 619-623-7799 * Fax: 619-564-3408 * E-mail: stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades For Everybody, Inc. as of June 30, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades For Everybody, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s lack of profitability and short-term liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

__________________________________

Stan J.H. Lee, CPA

August 21, 2012

Fort Lee, NJ, 07024

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	June 30, 2012	June 30, 2011

ASSETS

Current Assets:

Cash	$3,068	$5,162
Inventory	9,655	9,885
TOTAL ASSETS	$12,723	$15,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$0	$2,500
Payable to a related party	0	17,700
Total Liabilities	$0	$20,200

Shareholders’ Equity

Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued or outstanding as of June 30, 2012 and 2011	0	0

Common stock, 200,000,000 shares authorized at $.001 par value, 2,243,500 shares issued and outstanding as of June 30, 2012 and June 30,2011	2,243	2,243
Paid-in capital	1,459,051	1,459,051
Deficit during Development Stage	(1,448,571)	(1,466,447)
	12,723	(5,153)
Total Liabilities & Shareholders’ Equity	12,723	15,047

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			Cumulative since
	Year Ended	Year Ended	inception to
	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$400	$150	$4,290,686
Cost of Sales	230	115	345
Gross Profit	170	35	4,290,341

Operating Expenses

General & Administrative Exps	2,500	5,000	5,759,130
Total Expenses	2,500	5,000	5,759,130
Gross Profit (Loss)	(2,330)	(4,965)	(1,468,789)

Other Income (Loss)

Forgiveness of payable to a related party	20,200		20,200

Interest income	6	12	18
Income (Loss) before income taxes	17,876	(4,953)	(1,448,571)

Provision for income taxes	–	–	–
Net Income	$17,876	$(4,953)	$(1,448,571)

Income/Loss per Common Share	0.008	(0.002)

Weighted Average Number of Common Shares Basic and Diluted	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Balance

Initial Issuance of Common Stock	26,427	$26	$974
Net loss for year Ended 6/30/85				$(18,475)
Balance at 6/30/85	26,427	$26	$974	$(18,475)	$(17,475)

Issuance of Common Stock	65,537	$66	$12,334
Net loss for year Ended 6/30/86				$(647,204)
Balance at 6/30/86	91,964	$92	$13,308	$(665,679)	$(652,279)

Issuance of Common Stock for Cash	36,996	$37	$69,963
Issuance of Common Stock for Acquisition	90,405	$90	$3,331
Net loss for year Ended 6/30/87				$(290,805)
Balance at 6/30/87	219,365	$219	$86,602	$(956,484)	$(869,663)

Issuance of Common Stock for Cash	9,976	$10	$91,490
Net loss for year Ended 6/30/88				(489,278)
Balance at 6/30/88	229,341	$229	$178,092	$(1,445,762)	$(1,267,441)

Issuance of Stock on Warrant Exercise	37,012	$37	$378,513
Issuance of Stock for Debt Forgiveness	6,030	6	196,463	196,241
Net loss for year Ended 6/30/89				$(708,631)
Balance at 6/30/89	272,383	$272	$753,068	$(1,958,152)	$(1,204,812)

Issuance of Stock for Debt Forgiveness	41,350	$42	$206,943	205,420
Net loss for year Ended 6/30/90				$(157,399)
Balance at 6/30/90	313,733	$314	$960,011	$(1,910,131)	$(949,806)

Net loss for year Ended 6/30/91				$0
Balance at 6/30/91	313,733	$314	$960,011	$(1,910,131)	$(949,806)

Net loss for year Ended 6/30/92				$0
Balance at 6/30/92	313,733	$314	$960,011	$(1,910,131)	$(949,806)

Net loss for year Ended 6/30/93				$0
Balance at 6/30/93	313,733	$314	$960,011	$(1,910,131)	$(949,806)

Debt eliminated by statute of limitations			463,937	463,937
Net loss for year Ended 6/30/94				$0
Balance at 6/30/94	313,733	$314	$1,423,948	$(1,446,194)	$(21,932)

Net loss for year Ended 6/30/95				$0
Balance at 6/30/95	313,733	$314	$1,423,948	$(1,446,194)	$(21,932)

Issuance of stock for services	502,099	$502	18,498
Net loss for year Ended 6/30/96				$0
Balance at 6/30/96	815,832	$816	$1,442,446	$(1,446,194)	$(2,932)

Net loss for year Ended 6/30/97				$0
Balance at 6/30/97	815,832	$816	$1,442,446	$(1,446,194)	$(2,932)

Net loss for year Ended 6/30/98				$0
Balance at 6/30/98	815,832	$816	$1,442,446	$(1,446,194)	$(2,932)

Reverse stock split 1 for 100	(807,675)	(808)	808
Issuance of stock for cash	26,427	26	2,474
Net loss for year Ended 6/30/99				$0
Balance at 6/30/99	34,584	$34	$1,445,728	$(1,446,194)	$(432)

Stock split 2.8 for 1	62,253	62	(62)
Issuance of stock for cash	11,419	12	420
Net loss for year Ended 6/30/2000				$0
Balance at 6/30/2000	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/01				$0
Balance at 6/30/01	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/02				$0
Balance at 6/30/02	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/03				$0
Balance at 6/30/03	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/04				$0
Balance at 6/30/04	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/05				$0
Balance at 6/30/05	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/06				$0
Balance at 6/30/06	108,256	$108	$1,446,086	$(1,446,194)	$–

Net loss for year Ended 6/30/07				$0
Balance at 6/30/07	108,256	$108	$1,446,086	$(1,446,194)	$–

Issuance of stock for services	135,244	135	4,965
Net loss for year Ended 6/30/08				$(5,100)
Balance at 6/30/08	243,500	$243	$1,451,051	$(1,451,294)	$–

Net loss for year Ended 6/30/09				$(5,000)
Balance at 6/30/09	243,500	$243	$1,451,051	$(1,456,294)	$(5,000)

Issuance of stock for art works	2,000,000	2,000	8,000
Net loss for year Ended 6/30/10				$(5,200)
Balance at 6/30/10	2,243,500	$2,243	$1,459,051	$(1,461,494)	$(200)

Net loss for year Ended 6/30/11				$(4,953)
Balance at 6/30/11	2,243,500	$2,243	$1,459,051	$(1,466,447)	$(5,153)

Net income for year Ended 6/30/12				$17,876
Balance at 6/30/12	2,243,500	$2,243	$1,459,051	$(1,448,571)	$12,723

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			Cumulative since
	Year Ended	Year Ended	inception to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash Flows From Operating Activities

Net Profit (Loss)	$17,876	$(4,953)	$(1,448,571)
Adjustments to reconcile net Income (loss) to cash provided by (used in) operations
Depreciation	–	–	–
Common stock issued for service	–	–	–
Decrease in payable to a related party for debt forgiveness	(20,200)	0	(20,200)
Changes in operating
Assets and liabilities	(2,270)	2,615	(10,061)
Net cash provide by (used in) ops	(4,594)	(2,338)	(1,478,832)

Cash Flows From Investing Activities

Net cash provided by (used in) investing activities	–	–	–

Cash Flows From Financing Activities

Conversion of account payable	2,500	0	2,500
Proceeds of loan from related party	–	2,500	1,449,200
Common stock issued	–	–	10,000
Net cash provided by financing acts	2,500	2,500	1,461,700
Net increase (decrease)	(2,094)	162	(17,132)

Cash at beginning of period	5,162	5,000	0

Cash at end of period	$3,068	$5,162	3,068

Supplemental Disclosures of Cash Flow Information

Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash Investing and Financing Activities

Common stock issued	$–	$–	10,000

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2012 or 2011.

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

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has authorized share capital of two hundred million (200,000,000) shares of common stock, having one tenth of a cent ($0.001) par value per share, and fifty million (50,000,000) shares of preferred stock, also having one tenth of a cent ($0.001) par value per share.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of June 30, 2012 and 2011. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2012 and 2011 are as follows:

	2012	2011
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$17,876	$(4,953)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$(0.008)	$(0.002)

The earnings per share calculations for 2012 and 2011 are based on the number of shares outstanding after the 12 for 10 forward split discussed in Note 2 above.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2012 and 2011.

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

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses; during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses; during the year ended June 30, 2011 the President advanced an additional $2,500 to cover expenses incurred; and during the year ended June 30, 2012 the President advanced an additional $2,500 to cover expenses incurred. All of these loans were forgiven during the year ended June 30, 2012.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2012 and 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with the findings of our accountants.

ITEM 9A.     CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director	Age	Year First Became a Director

Daniel Masters	67	Member since 1986

Dominique Garcia	36	Member since 2007

Principal Occupations During at Least the Past Five Years and Certain Directorships

Since 2002 Daniel Masters has practiced business law with an emphasis on corporate reorganizations and Chapter 11 bankruptcies. Before establishing his current law practice Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co., and at Capital Technology Group and as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor’s Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. He occasionally serves as an Adjunct Professor of Law at Thomas Jefferson School of Law where he teaches bankruptcy law.

Dominique Garcia has worked in marketing and marketing communications roles for the past 11 years, including public relations, advertising, account management, and product management. Her experience includes roles in marketing agencies as well as positions in business to business software and biotechnology companies like Invitrogen Corporation. Ms. Garcia has a Bachelor’s Degree (A.B) from Harvard University.

The current executive officers of the Company are as follows:

Name of Officer	Age	Position

Daniel Masters	67	President and CEO

Dominique Garcia	36	Secretary, Treasurer, and CFO

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

ITEM 11.     EXECUTIVE COMPENSATION.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 30, 2012 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Daniel Masters	2,100,000	93.60%
1150 Silverado, Ste 204
La Jolla, CA 92037

Dominique Garcia	2,100	0.09%
1150 Silverado, Ste 204
La Jolla, CA 92037

All Officers and	2,102,100	93.69%
Directors as a Group
(two individuals)

The remaining 141,400 shares of the Company's outstanding common shares are held by 642 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 2,243,500 common shares issued and outstanding.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 28, 2010 the president and majority shareholder of the Company, Daniel Masters, sold 87 signed, numbered, limited edition, lithographs produced by comedian and actor Red Skelton to the Company in exchange for 2,000,000 shares of restricted stock. The transaction was valued at $10,000 or $0.005 per share. There were no other reportable transactions with related persons during fiscal 2012 and no reportable transactions with related persons during fiscal 2011.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Stan J. H. Lee, CPA has audited the Company’s financial statements since 2007. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

	2012	2011
Audit fees, including the audit of the Company’s annual financial statements and fees related to consents and review of registration statements	$2,500	$2,500

Audit related fees	0	0

Tax fees and tax related fees	0	0

All other fees for other services	0	0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference:

The financial statements listed below are included under Item 8 of this report:

Balance Sheets as of June 30, 2012 and 2011;

Statements of Operations for the years ended June 30, 2012 and 2011;

Statements of Stockholders’ Equity since 1985 (inception);

Statements of Cash Flows for the years ended June 30, 2012 and 2011; and

Notes to Financial Statements.

Exhibit 3.1	Articles of Incorporation.
Incorporated by reference to Exhibit 3.1 of our Form 10-12G, filed on Aug. 25, 2008

Exhibit 3.1.1	Amendment to Articles of Incorporation.
Incorporated by reference to Exhibit 3.1.1 of our Form 10-K for the year ended June 30 2010, filed on Sept. 14, 2010

Exhibit 3.2	By-Laws of the Corporation.
Incorporated by reference to Exhibit 3.2 of our Form 10-12G, filed on Aug. 25, 2008

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Filed herewith

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Filed herewith

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Filed herewith

Exhibit 32	Section 1350 Certification
Filed herewith

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Three Shades For Everybody, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2012	THREE SHADES FOR EVERYBODY, INC.

	By:	/s/ Daniel Masters
Daniel Masters Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Three Shades For Everybody, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Masters	President and Director	September 24, 2012
(Daniel Masters)	(Principal Executive Officer)

/s/ Dominique Garcia	Secretary, Treasurer, Director	September 24, 2012
(Dominique Garcia)	(Principal Financial Officer)

