Form 10-Q
period 2012-09-30
Three Shades for Everybody, Inc.
filed 2012-11-13
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of November 2, 2012 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2012, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

BALANCE SHEETS

                                                    As of            As of

                                                Sept 30, 2012    June 30, 2012

                                                 (Unaudited)       (Audited)

ASSETS

  Current Assets

  Cash                                               3,218          $  3,068

  Inventory                                          9,540             9,655

  -------                                          --------         --------

Total Asset                                  12,758          $ 12,723

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

  Accounts payable                                 $ 2,000           $     -

  Payable to Related Party                               -                 -

                                                   --------         --------

TOTAL LIABILITIES                            2,000                -

                                                    --------        --------

STOCKHOLDERS’ EQUITY

  Preferred stock, $0.001 par value,

  50,000,000 shares authorized, no

  shares issued or outstanding as

  of Sept 30 2012 and June 30, 2012                       -                -

  Common stock, $0.001 par value,

  200,000,000 shares authorized,

  2,243,500 shares issued and

  outstanding as of 9/30/2012 and

  6/30/2012                                            2,243            2,243

  Paid-in capital                                  1,459,051        1,459,051

  Deficit during Development Stage                (1,450,536)      (1,448,571)

                                                     --------         --------

TOTAL SHAREHOLDERS’ EQUITY                            10,758            12,723

                                                     --------         --------

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY           $  12,758       $    12,723

                                                    ========         =========

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

                                                                        From Inception

                                                                         July 23, 1985

                                        Three Months Ended                   through

                                              Sept 30,                      Sept. 30,

                                          2012         2011                    2012

                                          ----         ----                     ----

Revenue                                  $ 150        $   -                $4,290,836

                                        ------       ------                    ------

Cost of Sales                              115            -                       460

                                        ------       ------                    ------

Gross Profit                                35            -                $4,290,376

Operating Expenses

General & Administrative Exps            2,000            -                $5,761,130

                                        ------       ------                    ------

Total Expenses                           2,000            -                $5,761,130

                                        ------       ------                    ------

Gross Profit (Loss)                     (1,965)           -               $(1,470,754)

Other Income (Loss)                          -            -                        -

Forgiveness of payable to

a related party                              -            -                    20,200

Interest Income                              -            -                        18

                                        ------       ------                    ------

Provision for income taxe                    -            -                        -

                                        ------       ------                    ------

Net Income (Loss)                       (1,965)     $     -               $(1,450,536)

                                        ======       ======                   =======

Basic and diluted earning

 (Loss) per Share                       (0.001)           -

                                        ------       ------

Weighted average number

 of common shares

 outstanding                          2,243,500    2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

                                                                        From Inception

                                                                         July 23, 1985

                                       Three Months Ended                     through

                                            Sept 30,                       Sept. 30,

                                        2012           2011                       2012

                                        ----           ----                       ---

Cash Flows From

Operating Activities

Net Profit (Loss)                    $(1,965)       $    -                $(1,450,536)

                                      ------         ------                    ------

Adjustments to reconcile net

Income (loss) to cash provided

by (used in) operations

Depreciation                              -               -                        -

Common stock issued for service           -               -

       -

Decrease in payable to a related

party for debt forgiveness                -               -                   (20,200)

Changes in operating

Assets and liabilities                 2,115              -                   (7,946)

                                      ------         ------                    ------

Net cash provide by (used in) ops         -               -                (1,478,682)

Cash Flows From

Investing Activities

Net cash provided by (used in)

investing activities                      -               -                         -

                                      ------         ------                    ------

Cash Flows From

Financing Activities

Conversion of account payable             -               -                     2,500

Proceeds of loan from related party       -               -                 1,449,200

Common stock issued                       -               -                    10,000

                                      ------         ------                    ------

Net cash provided by financing acts       -               -                 1,461,700

                                      ------         ------                    ------

Net increase (decrease)                  150              -                  (16,982)

Cash at beginning of period            3,068          5,162                        -

                                      ------         ------                    ------

Cash at end of period                $ 3,218        $ 5,162                     3,218

                                      ------         ------                    ------

Supplemental Disclosures of

Cash Flow Information

Interest paid                        $    -         $    -                    $    -

                                      ------         ------                    ------

Income taxes paid                    $    -         $    -                    $    -

                                      ------         ------                    ------

Non-cash Investing and

Financing Activities

Common stock issued                  $    -         $    -                    $ 10,000

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of September 30, 2012. There are no shares of preferred stock issued and outstanding.

NOTE 3 - EARNINGS PER SHARE

The computations of earnings per share for the quarters ended September 30, 2012 and 2011 are as follows:

                                                                 2012         2011

   INCOME PER COMMON SHARE, BASIC

Numerator

Net income (loss)                $   (1,965)  $       -

Denominator

Weighted-average shares           2,243,500    2,243,500

===================================================

Net income per common share                   $   (0.001)   $       -

                                                             ==========  ===========

                                                                 2012          2011

   INCOME PER COMMON SHARE, DILUTED

Numerator

Net income (loss)                        $        -   $       -

Denominator

Weighted-average diluted shares           2,243,500  19,943,500

===================================================

Net income per common share                          $        -  $          -

                                                            ===========  ===========

For the period ended September 30, 2012 there were no shares issuable under convertible notes, however for the period ended September 30, 2011 there were 17,700,000 shares issuable under convertible notes.  The earnings per share calculations for 2012 and 2011 are based on the number of shares outstanding at all times during those quarters.

NOTE 4 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended September 30, 2012 and 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended September 30, 2012 nor were there any during the quarter ended September 30, 2011.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue. The Company had no operating revenue in the three months ended September 30, 2011, only $150 in operating revenue in the three months ended September 30, 2012 and only $400 in revenue in the fiscal year ended June 30, 2012.

The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended September 30, 2012 and 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of September 30, 2012 the Company had cash on hand of $3,218 and an inventory of art and/or collectibles consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,540. This represents an increase in cash of $150 during the quarter and a decrease in inventory during the same period of one lithograph valued at $115. As of September 30, 2011 we had cash on hand of $5,162 and an inventory of $9,885. It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has only $3,218 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended September 30, 2012 there was one lithograph sold, increasing cash by $150 and reducing inventory by $115.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on October 2, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31.1

*  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

   15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

   Section 302 of the Sarbanes-Oxley Act of 2002

31.2

*  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

   15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

   Section 302 of the Sarbanes-Oxley Act of 2002

32.1

* Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as

  Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

* Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2012 and June 30, 2012, (ii) Statement of Operations for the three months ended September 30, 2012, (iii) Statement of Cash Flows for the three months ended September 30, 2012, and (iv) Notes to Financial Statements.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2012             THREE SHADES FOR EVERYBODY, INC.

                                  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, and Director

                                  By: /s/ Dominique Garcia

                                       _________________________________

                                       Dominique Garcia

                                       Treasurer, CFO, and Director