Form 10-Q
period 2012-12-31
Three Shades for Everybody, Inc.
filed 2013-02-13
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of February 5, 2013 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2012, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Dec. 31,2012	30-Jun-12
	(Unaudited)	(Unaudited)

ASSETS

Current Assets
Cash	$ 1,218	$ 3,068
Inventories	$ 9,540	$ 9,655
Total Assets	$ 10,758	$ 12,723

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities	$ -	$ -

TOTAL LIABILITIES	$ -	$ -

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value,
50,000,000 shares authorized, no
shares issued or outstanding as
of Dec. 31 and June 30, 2012

Common stock, $0.001 par value,
200,000,000 shares authorized,
2,243,500 shares issued and
outstanding as of 12/31/2012 and
6/30/2012	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Retained earnings (Deficit)	(1,450,536)	(1,448,571)

TOTAL SHAREHOLDERS’ EQUITY	10,758	12,723

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 10,758	$ 12,723

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					From Inception
					July, 23 1985
	Three Months Ended		Six Months Ended		through
	Dec. 31,		Dec. 31,		Dec. 31
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ 150.00	$ -	$ 4,290,836.00

Cost of Sales	-	-	115	-	460

Gross Profit	-	-	35	-	4,290,376

Operating Expenses	-	-	2,000	-	5,761,130

Total Expenses	-	-	2,000	-	5,761,130

Gross Profit (Loss)	-	-	(1,965)	-	(1,470,754)

Operating Income (Loss)	-	-	(1,965)	-	(1,470,754)

Forgiveness of Payable to a related party	-	-	-	-	20,200

Interest Incpme	-	-	-	-	18

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	-	-	(1,965)	-	(1,450,536)

Basic and Diluted Earnings (Loss) per Share	-	-	(0.001)	-

Weighted average number of common shares outstanding	2,243,500	2,243,500	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

					From Inception
					July, 23 1985
	Three Months Ended		Six Months Ended		through
	Dec. 31,		Dec. 31,		Dec. 31
	2012	2011	2012	2011	2012
Cash Flows From
Operating Activities

Net income (loss) to cash	$ -	$ -	$ (1,965)	$ -	$ (1,450,536)

Adjustments to reconcile
Net income (loss) to cash
Provided by (used in) ops	-	-	-	-	-
Depreciation	-	-	-	-	-
Common stock issued for
service	-	-	-	-	34,100
Gain on debt forgiveness	-	-	-	-	(20,200)
Changes in operating
Assets and liabilities	(2,000)	-	115	-	(9,540)

Net cash provided by
(used in) operations	(2,000)	-	(1,850)	-	(1,446,176)

Cash Flows From
Investing Activities
Net cash provided by
investing activities	-	-	-	-	-

Cash Flows From
Financing Activities
Proceeds from issue of common stock					1,447,394
Net cash provided by
financing activities	-	-	-	-	1,447,394

Net increase (decrease)	(2,000)	-	(1,850)	-	1,218

Cash beginning of period	3,218	5,150	3,068	5,150	-

Cash end of period	$ 1,218	$ 5,150	$ 1,218	$ 5,150	$ 1,218

Supplemental Disclosures of
Cash Flow Information

Interest paid	$ -	$ -	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -	$ -	$ -

                               See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

b.   BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of December 31, 2012 the Company had no cash equivalents.

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

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission to have a material impact on the Company’s present or future financial statements.

NOTE 3. GOING CONCERN

The Company sustained operating losses during the years ended June 30, 2012 and 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY

COMMON STOCK: The Company has authorized share capital of two hundred million (200,000,000) shares of common stock having one hundredth of a cent ($0.001) par value per share.

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

On June 25, 2010 the Company, with the consent of its majority shareholder, adopted a resolution and an amendment to its articles of incorporation calling for a forward split of its issued and outstanding common stock at a ratio of twelve (12) new shares for each ten (10) old shares and for rounding of odd lots to the nearest round lot of shares.  As a result, the total number of common shares issued and outstanding was increased to 243,500. The accompanying financial statements have been retroactively adjusted to reflect the results of this forward split.

On June 28, 2010 a total of 2,000,000 shares were issued to the President of the Company in exchange for a collection of signed, numbered, lithographs by Red Skelton. The collection consisted of 87 pieces and was valued at $10,000 or $0.005 per share.

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of December 31, 2012.

PREFERRED STOCK:  The authorized share capital of the Company includes fifty million (50,000,000) shares of preferred stock having one hundredth of a cent ($0.001) par value per share. As of December 31, 2012 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computations of earnings (loss) per share for the quarters ended December 31, 2012 and 2011 are as follows:

2012

2011

   INCOME PER COMMON SHARE

Numerator

Net income (loss)

$       -

$       -

Denominator

Weighted-average shares

 2,243,500

  2,243,500

===================================================

Net income (loss) per common share

$       -

$       -

===========

===========

NOTE 6 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended December 31, 2012 and 2011.

NOTE 7 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended December 31, 2012 nor were there any during the quarter ended December 31, 2011.

NOTE 8 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 9 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended December 31, 2012 and 2011.

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

We expect to purchase fine art and collectibles and to sell these from our own inventory, and in fact we have already acquired an initial inventory of art and collectibles consisting of lithographic art works by the comedian and artist Red Skelton. We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both through ebay and through galleries in the Southern California region.

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of December 31, 2012 the Company had cash on hand of $1,218 and an inventory of art and/or collectibles currently consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,540. This is the same cash and inventory position that the Company had as of September 30, 2012. As of December 31, 2011 we had cash on hand of $5,150 and an inventory of $9,885. It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has only $1,218 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended December 31, 2012 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 22, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31.1*  Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2*  Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2012 and June 30, 2012, (ii) Statement of Operations for the three months and six months ended December 31, 2012, (iii) Statement of Cash Flows for the three months and six months ended December 31, 2012, and (iv) Notes to Financial Statements.

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

Date: February 12, 2013             THREE SHADES FOR EVERYBODY, INC.

                                  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, and Director

                                  By: /s/ Dominique Garcia

                                       _________________________________

                                       Dominique Garcia

                                       Treasurer, CFO, and Director