Form 10-Q
period 2013-03-31
Three Shades for Everybody, Inc.
filed 2013-05-15
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of May 12, 2013 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2013, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Mar. 31, 2013	30-Jun-12
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 1,218	$ 3,068
Inventories	$ 9,540	$ 9,655
Total Assets	$ 10,758	$ 12,723

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities	$ -	$ -

TOTAL LIABILITIES	$ -	$ -

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value,
50,000,000 shares authorized, no
shares issued or outstanding as
of Mar. 31, 2013 and June 30, 2012

Common stock, $0.001 par value,
200,000,000 shares authorized,
2,243,500 shares issued and
outstanding as of Mar. 31, 2013
and June 30, 2012	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Retained earnings (Deficit)	(1,450,536)	(1,448,571)

TOTAL SHAREHOLDERS’ EQUITY	10,758	12,723

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 10,758	$ 12,723

The accompanying notes are an integral part of these financial statements.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					From Inception
					July, 23 1985
	Three Months Ended		Nine Months Ended		through
	Mar. 31,		Mar. 31,		Mar. 31
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ 150.00	$ -	$ 4,290,836.00

Cost of Sales	-	-	115	-	460

Gross Profit	-	-	35	-	4,290,376

Operating Expenses	-	-	2,000	-	5,761,130

Total Expenses	-	-	2,000	-	5,761,130

Gross Profit (Loss)	-	-	(1,965)	-	(1,470,754)

Operating Income (Loss)	-	-	(1,965)	-	(1,470,754)

Forgiveness of Payable to a related party	-	-	-	-	20,200

Interest Income	-	-	-	-	18

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	-	-	(1,965)	-	(1,450,536)

Basic and Diluted Earning (Loss) per Share	-	-	(0.001)	-

Weighted average number of common shares outstanding	2,243,500	2,243,500	2,243,500	2,243,500

The accompanying notes are an integral part of these financial statements.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

					From Inception
					July, 23 1985
	Three Months Ended		Six Months Ended		through
	Mar. 31,		Mar. 31,		Mar. 31
	2013	2012	2013	2012	2013
Cash Flows From
Operating Activities

Net income (loss) to cash	$ -	$ -	$ (1,965)	$ -	$ (1,450,536)

Adjustments to reconcile
Net income (loss) to cash
Provided by (used in) ops	-	-	-	-	-
Depreciation	-	-	-	-	-
Common stock issued for
service	-	-	-	-	-
Decrease in payable to
a related party for debt
forgiveness	-	-	-	-	(20,200)
Changes in operating
Assets and liabilities	-	-	115	-	(7,946)

Net cash provided by
(used in) operations	-	-	(1,850)	-	(1,478,682)

Cash Flows From
Investing Activities

Net cash provided by
investing activities	-	-	-	-	-

Cash Flows From
Financing Activities

Conversion of accounts payable	-	-	-	-	2,500

Proceeds from related party debt	-	-	-	-	1,449,200

Proceeds from issue of common stock	-	-	-	-	10,000

Net cash provided by
financing activities	-	-	-	-	1,461,700

Net increase (decrease)	-	-	(1,850)	-	(16,982)

Cash beginning of period	1,218	5,150	3,068	5,150	-

Cash end of period	$ 1,218	$ 5,150	$ 1,218	$ 5,150	$ 1,218

Supplemental Disclosures of
Cash Flow Information

Interest paid	$ -	$ -	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

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

d. CASH and CASH EQUIVALENT

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of March 31, 2013 the Company had no cash equivalents.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of March 31, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes fifty million (50,000,000) shares of preferred stock having one hundredth of a cent ($0.001) par value per share. As of March 31, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5 - EARNINGS PER SHARE

The computations of earnings (loss) per share for the quarters ended March 31, 2013 and 2012 are as follows:

2013

2012

   INCOME PER COMMON SHARE

Numerator

Net income (loss)

$       -

$       -

Denominator

Weighted-average shares

 2,243,500

  2,243,500

===================================================

Net income (loss) per common share

$       -

$       -

===========

===========

NOTE 6 - INCOME TAXES

There was no income and no provisions for income taxes for the quarters ended March 31, 2013 and 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended March 31, 2013 nor were there any during the quarter ended March 31, 2012.

NOTE 8 - SUBSEQUENT EVENT

There are no subsequent events to report.

NOTE 9 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during quarters ended March 31, 2013 and 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of March 31, 2013 the Company had cash on hand of $1,218 and an inventory of art and/or collectibles currently consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,540. This is the same cash and inventory position that the Company had as of December 31, 2012. As of March 31, 2012 we had cash on hand of $3,068 and an inventory of $9,655. It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has only $1,218 in cash resources but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended March 31, 2013 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2013 and June 30, 2012, (ii) Statement of Operations for the three months and nine months ended March 31, 2013, (iii) Statement of Cash Flows for the three months and nine months ended March 31, 2013, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013             THREE SHADES FOR EVERYBODY, INC.

                                  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, and Director

                                  By: /s/ Dominique Garcia

                                       _________________________________

                                       Dominique Garcia

                                       Treasurer, CFO, and Director