Form 10-K
period 2013-06-30
Three Shades for Everybody, Inc.
filed 2013-09-27
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Large accelerated filer       Accelerated filer       Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act):                                                                           Yes  [  ]       No [X]

The aggregate market value of Three Shades’ common stock held by non-affiliates of Three Shades as of the last business day of Three Shades’ most recently completed fiscal quarter (June 30, 2012) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2013). For this purpose, all of Three Shades’ officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 2,243,500 shares of Three Shades’ common stock outstanding as of September 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

iii

THREE SHADES FOR EVERYBODY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2013

INDEX

iv

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

Description of Current Business

In June of 2010 management decided to take the Company in a new business direction and agreed on a plan to market fine art and collectibles on a retail basis via the internet and also via consignment placements with traditional art galleries. Our primary sales outlet is expected to be ebay where we believe that we will receive maximum marketing exposure with minimal expense. We also expect to place works on consignment with traditional, brick and mortar galleries in the Southern California region, and we have recently embarked upon a program of offering works for auction by charities at their fundraisers where we are paid a minimum price and the charity retains all funds above the minimum.

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

In June of 2010 we issued a total of 2,000,000 restricted common shares in exchange for the 87 signed, numbered, limited edition, lithographic art works by the comedian and artist Red Skelton referred to above. This was a related party transaction. The seller of the Red Skelton art was our president. For accounting purposes the art was valued at $10,000 or $0.005 per share. There was no independent appraisal. To date we have sold four of our art works.

ITEM 1A.      RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Our business is new, we have no substantial operating history in this business, and we have never been profitable.  As a result, we may never become profitable, and, as a result, our investors could lose some or all of their investment.

Although we were organized as a corporation in 1985, we began preparation for our current business, the sale of fine art and collectibles, in June 2010, and as of the date of this report we have sold only one art work.  From the inception of the corporation in July, 1985 through June 30, 2013, we generated a net loss of $1,451,754, most of which is related to the video imaging business we operated in the late 1980s. In the year ended June 30, 2012 we had sales revenues of $400 and cost of sales of $230, but generated a net profit of $15,876. Most of this profit was the result of debt forgiveness totaling $18,558. This level of debt forgiveness should be considered a one time occurrence. In the year ended June 30, 2013 we had sales revenues of $150 and cost of sales of $115, and generated a net loss of $1,183. We cannot guarantee we will ever develop a substantial volume of sales. Even if we develop a substantial number of sales, there is no assurance that we will become a profitable company. We may never become profitable on an ongoing basis, and, as a result, our investors could lose some or all of their investment.

Because we have incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the periods ended June 30, 2013 and 2012 our accountants have expressed doubt about our ability to continue as a going concern as a result of our net losses and lack of working capital. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

• our ability to sell our art and collectibles at a price which will provide us a profit; and

• our ability to attract consignment clients whose art and collectibles will sell.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $3,500 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, it is possible that we will need additional financing of some type, which we do not now possess, to fully develop our operations. Our ability to raise additional financing cannot be guaranteed. If needed, we will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than any funds which may be generated from sales of our inventory, and any funds which may be loaned to us by Mr. Masters, our President. In the event that we need additional capital, Mr. Masters has agreed to loan such funds as may be necessary through June 30, 2014 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no profitable operating history, and a relatively new business with little history, we are an inherently risky investment. An investor could lose his entire investment.

Although we are a 28 year old corporation, we are a new entrant in the art business and we have made only four sales in this business. Because we are a business with little history, the operations which we engage in, the internet based fine art and collectibles business, is an extremely risky business for us. An investor could lose his entire investment.

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

Our success will be dependent upon the decision making of our two directors and, especially, of our president, Daniel Masters. Mr. Masters is a practicing attorney and therefore will devote only part time to our business. He is currently devoting about 35 hours per week to his law practice and he expects to devote approximately 10 hours per week to our business. The loss of Mr. Masters, our President, would significantly harm our operations. We have no written employment agreements with Mr. Masters. We have not obtained key man life insurance on the life of Mr. Masters.

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

There is no public market for our common stock and there has been no trading market since approximately 1998. An active trading market for our shares may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. If a public market is established the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

·	actual or anticipated fluctuations in our operating results;

·	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

·	changes in market valuations of other companies, particularly those that market services and products such as ours;

·	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	departures of key personnel.

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

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to sell your shares when you want to do so, at the price you want, or at all.

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

No matters were submitted to a vote of security holders during the period ended June 30, 2013.

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

Holders

As of June 30, 2013, there were approximately 644 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no operating earnings to date and we anticipate that any earnings we may realize in the future will be utilized to build up our inventory of art and collectibles for sale.

Recent Sales of Unregistered Securities

During the fiscal years ended June 30, 2013 and 2012 there were no sales of unregistered securities. The last sale of unregistered securities was on June 28, 2010 when the Company’s president, Daniel Masters purchased unregistered securities from the Company. Mr. Masters received a total of 2,000,000 common shares on June 28, 2010 in exchange for 87 signed, numbered, limited edition, lithographic prints produced by comedian and artist Red Skelton valued by the Company at a total of $10,000 or $0.005 per share of stock issued.  We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

       Forward Stock Split

There were no stock splits during the years ended June 30, 2013 and 2012. On June 25, 2010 the Company affected a forward split of its existing and outstanding shares on the basis of 12 new shares for each 10 old shares.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the years ended June 30, 2013 and 2012 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	June 30, 2013	June 30, 2012
Statements of Operations Data
Revenues Cost of Sales	150 115	400 230
Expenses	2,500	2,858
Gross Profit (Loss) Other Income Net Income (Loss) Earning (Loss) per Share	(2,465) 1,282 (1,183) 0.001	(2,688) 18,564 (15,876) (0.007)
Weighted Average Common Shares	2,243,500	2,243,500

Balance Sheets Data
Cash Inventory	0 9,540	3,068 9,655
Total Assets	9,540	12,723

Liabilities	0	2,000

Stockholders’ Equity	9,540	10,723

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2013 and 2012. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

1) Liquidity:  On June 30, 2013 the Company had no cash on hand but had an inventory of art and/or collectibles consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs are valued at $9,540. This compares with cash of $3,068 and inventory of 84 signed, numbered, limited edition, lithographic prints by Red Skelton valued at $9,655 at June 30, 2012. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, the President of the Company has agreed that he will pay these charges, if they exceed the cash on hand, with his personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no liquid capital resources but will rely upon interest free loans or capital contributions from its President to meet its needs.

3) Results of Operations:  From 2008 to June, 2010 the Company conducted no operations. In June 2010 the Company acquired an inventory of 87 artworks and determined to enter the business of selling art and collectibles. As of June 30, 2013 four such sales had been made.

From the inception of the corporation in July, 1985 through June 30, 2013, we generated a net loss of $1,451,754, most of which is related to the video imaging business we operated in the late 1980s.

For the year ended June 30, 2012 we had sales revenues of $400 and cost of sales of $230 and incurred $2,858 in general and administrative expense, but generated a net profit of $15,876. Most of this profit was the result of debt forgiveness totaling $18,558. This level of debt forgiveness should be considered a one time occurrence. In the year ended June 30, 2013 we had sales revenues of $150 and cost of sales of $115  and incurred $2,500 in general and administrative expense, and generated a net loss of $1,183.

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

June 30, 2013 and 2012

Immediately following please see:

Report Of Independent Registered Public Accountant

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades for Everybody, Inc. (A Development Stage “Company”) as of June 30, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended June 30, 2013 and 2012, and the period from July 23, 1985 (inception) to June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades for Everybody, Inc. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the years ended June 30, 2013 and 2012, and the period from July 23, 1985 (inception) to June 30, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

  PLS CPA, A Professional Corp.

September 27, 2013

San Diego, CA. 92111

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS
	As of June 30, 2013	As of June 30, 2012
Current Assets:

Cash	$ -	$ 3,068
Inventory	9,540	9,655

TOTAL ASSETS	$ 9,540	$ 12,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ -	$ 2,000
TOTAL LIABILITIES	-	2,000

Stockholders' Equity:
Preferred stock, $ .001 par value, 50,000,000 shares authorized, no share issued or outstanding as of June 30, 2013 or 2012	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 2,243,500 shares issued and outstanding as of June 30, 2013 and 2012	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Deficit accumulated during development stage	(1,451,754)	(1,450,571)

TOTAL STOCKHOLDERS' EQUITY	$ 9,540	$ 10,723

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 9,540	$ 12,723

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2013	Year Ended June 30, 2012	Accumulated since July 23, 1985 (inception) to June 30, 2013

Net Revenue	$ 150	$ 400	$ 4,290,836

Cost of Sales	115	230	460

Gross Profit	35	170	4,290,376

Operating Expenses

General and Administrative Expense	2,500	2,858	5,761,988

Total Expenses	2,500	2,858	5,761,988

Gross Profit (Loss)	(2,465)	(2,688)	(1,471,612)

Other Income and Expense

Debt Forgiveness	1,281	18,558	19,839

Interest Income	1	6	19

Total Other Income and Expense	1,282	18,564	19,858

Provision for Income Tax	-	-	-

Net Income (Loss)	$ (1,183)	$ 15,876	$ (1,451,754)

Basic and Diluted Earnings (Loss) per Share	$ (0.001)	$ 0.007

Weighted Average Number of Common Shares Outstanding	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Balance
	Shares	Amount

Initial Issuance of Common Stock	26,427	26	974
Net (loss) in year ended 6/30/85				(18,475)
Balance 6/30/85	26,427	$ 26	$ 974	$ (18,475)	$ (17,475)

Issuance of Common Stock	65,537	66	12,334
Net (loss) in year ended 6/30/86				(647,204)
Balance 6/30/86	$ 91,964	$ 92	$ 13,308	$ (665,679)	$ (652,279)

Issuance of Common Stock for Cash	36,996	37	69,963
Issuance of Common Stock for Acquisition	90,405	90	3,331
Net (loss) in year ended 6/30/87				(290,805)
Balance 6/30/87	$ 219,365	$ 219	$ 86,602	$ (956,484)	$ (869,663)

Issuance of Common Stock for Cash	9,976	10	91,490
Net (loss) in year ended 6/30/88				(489,278)
Balance 6/30/88	229,341	$ 229	$ 178,092	$ (1,445,762)	$ (1,267,441)

Issuance of Stock on Warrant Exercise	37,012	37	378,513
Issuance of Stock for Debt Forgiveness	6,030	6	196,463	196,241
Net (loss) in year ended 6/30/89				(708,631)
Balance 6/30/89	272,383	$ 272	$ 753,068	$ (1,958,152)	$ (1,204,812)

Issuance of Stock for Debt Forgiveness	41,350	42	206,943	205,420
Net (loss) in year ended 6/30/90				(157,399)
Balance 6/30/90	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/91
Balance 6/30/91	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/92
Balance 6/30/92	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/93
Balance 6/30/93	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Debt Eliminated by Statute of Limitations			463,937	463,937
Net (loss) in year ended 6/30/94
Balance 6/30/94	313,733	$ 314	$ 1,423,948	$ (1,446,194)	$ (21,932)

Net (loss) in year ended 6/30/95
Balance 6/30/95	313,733	$ 314	$ 1,423,948	$ (1,446,194)	$ (21,932)

Issuance of Stock for Services	502,099	502	$ 18,498
Net (loss) in year ended 6/30/96
Balance 6/30/96	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Net (loss) in year ended 6/30/97
Balance 6/30/97	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Net (loss) in year ended 6/30/98
Balance 6/30/98	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Reverse Stock Split - 1 for 100	(807,675)	(808)	808
Issuance of Common Stock for Cash	26,427	26	2,474
Net (loss) in year ended 6/30/99
Balance 6/30/99	34,584	$ 34	$ 1,445,728	$ (1,446,194)	$ (432)

Stock Split - 2.8 for 1	62,253	62	(62)		$ -
Issuance of Stock for Services	11,419	12	$ 420		$ 432
Net (loss) in year ended 6/30/2000
Balance 6/30/2000	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/01
Balance 6/30/01	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/02
Balance 6/30/02	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/03
Balance 6/30/03	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/04
Balance 6/30/04	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/05
Balance 6/30/05	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/06
Balance 6/30/06	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/07
Balance 6/30/07	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Issuance of Stock for Services	135,244	135	4,965		$ 5,100
Net (loss) in year ended 6/30/08				(5,100)	$ (5,100)
Balance 6/30/08	243,500	243	$ 1,451,051	$ (1,451,294)	$ -

Net (loss) in the year ended 6/30/09				(5,000)	$ (5,000)
Balance 6/30/09	243,500	243	$ 1,451,051	$ (1,456,294)	$ (5,000)

Issuance of Stock for Art Works	2,000,000	2,000	8,000		$ 10,000
Net (loss) in year ended 6/30/10				(5,200)	$ (5,200)
Balance 6/30/10	2,243,500	2,243	$ 1,459,051	$ (1,461,494)	$ (200)

Net (loss) in the year ended 6/30/11				(4,953)	(4,953)
Balance 6/30/11	2,243,500	2,243	$ 1,459,051	$ (1,466,447)	$ (5,153)

Net (loss) in the year ended 6/30/12				15,876	15,876
Balance 6/30/12	2,243,500	2,243	$ 1,459,051	$ (1,450,571)	$ 10,723

Net (loss) in the year ended 6/30/13				(1,183)	$ (1,183)
Balance 6/30/13	2,243,500	2,243	$ 1,459,051	$ (1,451,754)	$ 9,540

	See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2013	Year Ended June 30, 2013	Accumulated since July 23, 1985 (inception) to June 30, 2013
Cash Flows From Operation Activities

Net Profit (Loss)	$ (1,183)	$ 15,876	$ (1,451,754)
Adjustments to reconcile net Income (Loss) to cash provided by (used in) operations	-	-	-
Depreciation	-	-	-
Common Stock issued for services	-	-	-
Decrease in payable to a related party for debt forgiveness	(1,281)	(18,558)	(18,558)
Decrease (Increase) in Inventory	115	230
Increase (Decrease) in accounts Payable	(719)	358	(9,946)

Net cash provided by (used in) operating activitites	(3,068)	(2,094)	(1,480,258)

Cash Flows from Investing Activities
	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities

Proceeds of loan from related party	-	-	1,449,200
Common stock issued	-	-	10,000
Net cash provided by (used in) financing activities		-	1,459,200

Net increase (decrease) in cash	(3,068)	(2,094)	(21,058)

Cash beginning of year	3,068	5,162	-

Cash end of year	$ -	$ 3,068	$ -

Supplemental Discolsures of Cash Flow Information
Interest paid	$ -	-
Income taxes paid	$ -	-

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and 2012

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business. The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s activities to date have been limited to organization and capital

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with General Accepted Accounting Principles (GAAP) accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

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

REVENUE RECOGNITION

The Company has realize small revenues from operations and is still in the development stage. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive  evidence of an agreement,  acceptance has been approved by its  customers,  the fee is fixed or determinable  based on the  completion  of  stated  terms  and  conditions,  and collection of any related receivable is reasonably assured.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2013 or 2012.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

·

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

·

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents, accounts payable approximate their market values as of June 30, 2013.

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 3- STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has authorized share capital of two hundred million (200,000,000) shares of common stock, having one tenth of a cent ($0.001) par value per share, and fifty million (50,000,000) shares of preferred stock, also having one tenth of a cent ($0.001) par value per share.

In the year ended June 30, 1987 the Company’s S-18 registration statement became effective and the Company went public, issuing 1,400,000 units, each consisting of one share and two warrants, at a price of $0.05 per unit. Also in that year it acquired VuTek Systems, Inc., in a stock for stock exchange which resulted in the issuance of an additional 3,421,000 shares. Additional shares were issued in 1988, 1989, and 1990 as a result of warrant exercises, private placements, and issuances for services.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of June 30, 2013 and 2012. There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2013 and 2012 are as follows:

             2013                 2012

           ----------             ----------

LOSS PER COMMON SHARE, BASIC

  Numerator Net income

                       $  (1,183)           $  15,876

  Denominator Weighted-average shares                             2,243,500          2,243,500

                                                                                     =========      =========

  Net loss per common share                                              $  (0.001)        $   (0.008)

                                                                                     =========       =========

There are no dilutive instruments outstanding, and therefore basic earnings per share and diluted earnings per share are the same.

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2013 and 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2009, the President of the Company advanced $5,000 to cover recurring expenses; during the year ended June 30, 2010 the President advanced an additional $10,200 to cover expenses incurred and provide a cash reserve for future expenses; during the year ended June 30, 2011 the President advanced an additional $2,500 to cover expenses incurred; and during the year ended June 30, 2012 the President advanced an additional $858 to cover expenses incurred.  All of these loans were forgiven during the year ended June 30, 2012. In the year ended June 30, 2013 the President advanced $1,281 to cover expenses incurred and forgave these loans during the same year.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue.

The ability of the Company to continue as a going concern is dependent upon developing sales and/or obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2013 and 2012.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

Effective July 30, 2013, the Public Company Accounting Oversight Board ( "PCAOB") issued an order which, among other things, revoked the PCAOB registration of Stan J. H. Lee, CPA, the Company's independent registered public accounting firm. As a result of that revocation, the Company can no longer include the audit report and consent of Stan J.H. Lee, CPA in its filings with the Securities and Exchange Commission. In light of the foregoing actions by the PCAOB, the Company dismissed Stan J. H. Lee, CPA, as the Company's independent registered public accounting firm on August 27, 2013. The Company’s Board of Directors participated in and approved the decision to dismiss Stan J. H. Lee, CPA.

 Stan J. H. Lee, CPA issued an audit report for the fiscal year ended June 30, 2012. The Company’s new public accounting firm has re-audited that year and that report is included in this annual report.

The audit report by Stan J. H. Lee, CPA, on the Company’s financial statements for the years ended June 30, 2012 and June 30, 2011 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle, except that the audit reports on the financial statements of the Company for those fiscal years contained uncertainty about the company's ability to continue as a going concern.

During the years ended June 30, 2012 and 2011, and any subsequent interim period through August 27, 2013, there had been no disagreements with our former independent registered public accounting firm, Stan J. H. Lee, CPA, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On August 27, 2013 we agreed to engage PLS, CPA as our new independent registered public accounting firm. The appointment of PLS, CPA was approved by our Board of Directors. During our three most recent fiscal periods ended June 30, 2012, 2011 and 2010 we did not consult with PLS, CPA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and PLS, CPA did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer who also serves as our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that, as of June 30, 2013, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions and  (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We currently have only one officer and director:

Name of Director

Age

Positions

       Year First Became a Director

Daniel Masters      68

           President, Secretary,

      Director since 1986

           Treasurer, & Director

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

In addition to Three Shades For Everybody, Inc., Daniel Masters is currently an officer and a Director of Golden Edge Entertainment, Inc. and of MedBook World, Inc., and a director of BullsNBears.com, Inc. Golden Edge Entertainment, Inc. operates a recording studio near Nashville, Tennessee; MedBook World is a dormant shell company; and BullsNBears.com, Inc., is developing a website for the delivery of financial information and trading simulations for investors.

A former officer and director, Dominique Garcia, resigned her positions with the Company effective June 30, 2013.

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

Audit Committee.

Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance, and develops a lager Board of Directors. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

ITEM 11.      EXECUTIVE COMPENSATION.

        No officer or director has received any cash compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide cash compensation to any officer or director. However, our officer and director received stock as compensation for past services and reimbursement for past expenses in 2008. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 30, 2013 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

    Name and

Number of

    Address of

Shares

    Beneficial

Beneficially

Percent

    Owner

Owned

of Class

____________________________________________________________________________

Daniel Masters

  2,100,000

93.60%

1150 Silverado, Ste 204

La Jolla, CA 92037

All Officers and

 2,100,000

93.60%

Directors as a Group

(two individuals)

The remaining 143,500 shares of the Company's outstanding common shares are held by 643 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 2,243,500 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On June 28, 2010 the president and majority shareholder of the Company, Daniel Masters, sold 87 signed, numbered, limited edition, lithographs produced by comedian and actor Red Skelton to the Company in exchange for 2,000,000 shares of restricted stock. The transaction was valued at $10,000 or $0.005 per share. There were no reportable transactions with related persons during fiscal 2013 and no reportable transactions with related persons during fiscal 2012.

The Company’s one director is also its one officer. Therefore it has no independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Stan J. H. Lee, CPA was the Company’s independent audit firm during the years 2013 and 2012. The following table sets forth the aggregate fees billed by PLS, CPA to the Company during those years:

2013

2012

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

consents and review of registration statements

$2,000                          $2,500

Audit related fees

    0

                0

Tax fees and tax related fees

   0

   0

All other fees for other services

   0

   0

PLS, CPA has audited the Company’s financial statements for the years 2013 and 2012. The following table sets forth the aggregate fees billed by PLS, CPA to the Company during the years covered by this report:

2013

2012

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

consents and review of registration statements

 $0

                           $0

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference:

The financial statements listed below are included under Item 8 of this report:

Balance Sheets as of June 30, 2013 and 2012;

Statements of Operations for the years ended June 30, 2013 and 2012;

Statements of Stockholders’ Equity since 1985 (inception);

Statements of Cash Flows for the years ended June 30, 2013 and 2012; and

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

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Filed herewith

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Filed herewith

Exhibit 32

Section 1350 Certification

Filed herewith

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2013 and June 30, 2012, (ii) Statement of Operations for the years ended June 30, 2013 and June 30, 2012, (iii) Statements of Stockholders’ Equity since 1985 (inception); (iv) Statements of Cash Flows for the years ended June 30, 2013 and June 30, 2012, and (v) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Three Shades For Everybody, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2013

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

Signature

Title

Date

/s/ Daniel Masters

President, Secretary,

September 27, 2013

(Daniel Masters)

Treasurer and Director

(Chief Executive Officer)

(Chief Financial Officer)