Form 10-Q
period 2013-09-30
Three Shades for Everybody, Inc.
filed 2013-11-12
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of November 8, 2013 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2013, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS
	As of Sept 30, 2013	As of June 30, 2013
	(unaudited)	(audited)
Current Assets:

Cash	$-	-
Inventory	9,540	9,540

TOTAL ASSETS	$9,540	9,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$1,250	-
TOTAL CURRENT LIABILITIES	1,250	-

Long-term Liabilities
Convertible Notes-related party	5,000	-

TOTAL LIABILITIES	6,250	-

Stockholders' Equity:
Preferred stock, $ .001 par value, 50,000,000 shares authorized, no share issued or outstanding as of Sept. 30, 2013 and June 30, 2013	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 2,243,500 shares issued and outstanding as of Sept. 30, 2013 and June 30, 2013	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Deficit accumulated during development stage	(1,458,004)	(1,451,754)

TOTAL STOCKHOLDERS' EQUITY	$3,290	9,540

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$9,540	9,540

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	(Unaudited)

	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Accumulated since July 23, 1985 (inception) to Sept 30, 2013

Net Revenue	$-	150	4,290,836

Cost of Sales	-	115	460

Gross Profit	-	35	4,290,376

Operating Expenses

General and Administrative Expense	6,250	2,000	5,768,238

Total Expenses	6,250	2,000	5,768,238

Gross Profit (Loss)	(6,250)	(1,965)	(1,477,862)

Other Incomce and Expense

Debt Forgiveness		-	19,839

Interest Income	-	-	19

Total Other Income and Expense	-	-	19,858

Provision for Income Tax	-	-	-

Net Income (Loss)	$(6,250)	(1,965)	(1,458,004)

Basic and Diluted Earning (Loss) per Share	$(0.003)	(0.001)

Weighted Average Number of Common Shares Outstanding	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Accumulated since July 23, 1985 (inception) to Sept 30, 2013
Cash Flows From Operation Activities

Net Profit (Loss)	$(6,250)	(1,965)	(1,458,004)
Adjustments to reconcile net Income (Loss) to cash provided by (used in) operations	-	-	-
Depreciation	-	-	-
Common Stock issued for services	-	-	-
Gain on debt forgiveness			(19,839)
Increase in payable to a related party for debt forgiveness		-
Decrease (Increase) in Inventory	-	115	(9,540)
Increase (Decrease) in accounts Payable	1,250	2,000	1,250

Net cash provided by (used in) operating activitites	(5,000)	150	(1,486,133)

Cash Flows from Investing Activities
	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities

Proceeds of loan from related party	5,000	-	1,476,133
Common stock issued	-	-	10,000
Net cash provided by (used in) financing activities	5,000	-	1,486,133

Net increase (decrease) in cash	-	150	-

Cash beginning of period	-	3,068	-

Cash end of period	$-	3,218	-

Supplemental Discolsures of Cash Flow Information
Interest paid	$-	-	-
Income taxes paid	$-	-	-

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business. The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s activities to date have been limited to organization and capital formation.

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

REVENUE RECOGNITION

The Company has realized small revenues from operations and is still in the development stage. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive  evidence of an agreement,  acceptance has been approved by its  customers,  the fee is fixed or determinable  based on the  completion  of  stated  terms  and  conditions,  and collection of any related receivable is reasonably assured.

START-UP COSTS

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial September 30, 2013 or 2012.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable approximate their market values as of September 30, 2013.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of September 30, 2013 . There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the three months ended September 30, 2013 and 2012 are as follows:

	2013	2012
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$ (6,250)	$ (1,965)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$ (0.003)	$ (0.001)

LOSS PER COMMON SHARE, DILUTED
Numerator Net income	$ (6,250)	$ (6,250)
Denominator Weighted-average shares	2,743,500	2,243,500
Net loss per common share	$ (0.003)	$ (0.001)

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the three months ended September 30, 2013 and 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013 the President advanced $5,000 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $5,000 with no interest rate. Convertible rate is one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 500,000 shares of common stock.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during the three months ended September 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of September 30, 2013 the Company had no cash assets but had an inventory of art and/or collectibles currently consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,540. This is the same cash and inventory position that the Company had as of June 30, 2013, the end of its fiscal year. As of September 30, 2013 the Company had total liabilities of $6,250 consisting of a $5,000 Convertible Note payable to our president and $1,250 in current accounts payable. This represents an increase in liabilities of $6,250 since June 30, 2013 when the Company had no liabilities.  It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no cash resources at this time but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended September 30, 2013 there were no art sales and no change in inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer who also serves as our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 27, 2013.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2013 and June 30, 2013, (ii) Statement of Operations for the three months ended September 30, 2013, (iii) Statement of Cash Flows for the three months ended September 30, 2013, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2013          THREE SHADES FOR EVERYBODY, INC.

  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, Treasurer, CFO, and Director