Form 10-Q
period 2013-12-31
Three Shades for Everybody, Inc.
filed 2014-02-13
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of January 28, 2014 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2013, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 150	$ -
Inventories	$ 9,425	$ 9,540
Total Assets	$ 9,575	$ 9,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ -	$ -
Total Current Liabilities	$ -	$ -

Long-Term Liabilities
Convertible Notes-related party	$ 8,500	$ -
TOTAL LIABILITIES	$ 8,500	$ -

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value,
50,000,000 shares authorized, no
shares issued or outstanding as
of December 31 and June 30, 2013

Common stock, $0.001 par value,
200,000,000 shares authorized,
2,243,500 shares issued and
outstanding as of December 31 and June 30, 2013	2,243	2,243

Additional paid in capital	1,459,051	1,459,051
Retained earnings (Deficit)	(1,460,219)	(1,451,754)

TOTAL SHAREHOLDERS’ EQUITY	1,075	9,540

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 9,575	$ 9,540

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

					From Inception
					July, 23 1985
	Three Months Ended		Six Months Ended		through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Revenue	$ 150	$ -	$ 150	$ 150	$ 4,290,986

Cost of Sales	115	-	115	115	575

Gross Profit	35	-	35	35	4,290,411

Operating Expenses

General and Administrative Expenses	2,250	-	8,500	2,000	5,770,488

Total Expenses	2,250	-	8,500	2,000	5,770,488

Gross Profit (Loss)	(2,215)	-	(8,465)	(1,965)	(1,480,077)

Operating Income (Loss)	(2,215)	-	(8,465)	(1,965)	(1,480,077)

Other Income and Expenses

Forgiveness of Payable to a related party	-	-	-	-	19,839

Interest Income	-	-	-	-	19

Total Other Income (Expenses)	-	-	-	-	19,858

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	(2,215)	-	(8,465)	(1,965)	(1,460,219)

Basic and Diluted Earning (Loss) per shares (Loss) per Share	(0.001)	-	(0.004)	(0.001)

Weighted average number of common shares outstanding	2,243,500	2,243,500	2,243,500	2,243,500

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			From Inception
			July, 23 1985
	Six Months Ended		through
	December 31,		December 31,
	2013	2012	2013
Operating Activities

Net income (loss) to cash	$ (8,465)	$ (1,965)	$ (1,460,219)

Adjustments to reconcile
Net income (loss) to cash
Provided by (used in) ops	-	-	-
Depreciation	-	-	-
Common stock issued for service
Gain on debt forgiveness	-	-	(19,839)
Decrease (Increase) in inventory	115	115	(9,425)
Increase (Decrease) in accts payable
Increase in payable to related party	-	-	-

Net cash provided by
(used in) operations	(8,350)	(1,850)	(1,489,483)

Investing Activities

Net cash provided by
investing activities	-	-	-

Financing Activities

Proceeds from related party loan	8,500	-	1,479,633
Proceeds from issue of common stock	-	-	10,000
Net cash provided by
financing activities	8,500	-	1,489,633

Net increase (decrease)	150	(1,850)	150
Cash beginning of period	-	3,068	-
Cash end of period	$ 150	$ 1,218	$ -

Supplemental Disclosures of
Cash Flow Information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

December 31, 2013

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial December 31, 2013 or 2012.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and convertible notes-related party approximate their market values as of December 31, 2013.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of December 31, 2013 . There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the six months ended December 31, 2013 and 2012 are as follows:

	2013	2012
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$ (8,465)	$ (1,965)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$ (0.004)	$ (0.001)
LOSS PER COMMON SHARE, DILUTED
Numerator Net income	$ (8,465)	$ (1,965)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	(0.004)	(0.001)

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the six months ended December 31, 2013 and 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013 the President advanced $3,500 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $3,500 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 335,000 shares of common stock.

During the three months ended September 30, 2013 the President advanced $5,000 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $5,000 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 500,000 shares of common stock.

As a result of these transactions there are $8,500 of notes currently issued convertible into a total of 850,000 common shares.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during the six months ended December 31, 2013.

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

     In June of 2010 management decided to take the Company in a new business direction and agreed on a plan to market fine art and collectibles on a retail basis via the internet and also via consignment placements with traditional, brick and mortar art galleries in the Southern California region.

We expect to purchase fine art and collectibles and to sell these from our own inventory, and in fact we have already acquired an initial inventory of art and collectibles consisting of lithographic art works by the comedian and artist Red Skelton. We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both through the internet and through galleries in the Southern California region.

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of December 31, 2013 the Company had cash $150 and an inventory of art and/or collectibles currently consisting of 82 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,425. One lithograph was sold during the quarter for $150, reducing our the value of our inventory by $115. As of December 31, 2013 we had total liabilities of $8,500 consisting entirely of Convertible Notes due to our President and convertible into 850,000 shares of our common stock. Our position as of December 31, 2013 represents an increase in liabilities of $8,500 since June 30, 2013, our last year end, when the Company had no liabilities.  It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no cash resources at this time but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended December 31, 2013 there were one art sale for revenue of $150 and which reduced the value of our inventory by $115.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2013 and June 30, 2013, (ii) Statement of Operations for the three and six months ended December 31, 2013, (iii) Statement of Cash Flows for the six months ended December 31, 2013, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2014             THREE SHADES FOR EVERYBODY, INC.

  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, Treasurer, CFO, and Director