Form 10-Q
period 2014-03-31
Three Shades for Everybody, Inc.
filed 2014-05-08
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of April 30, 2014 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2014, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ -	$ -
Inventories	$ 9,425	$ 9,540
Total Assets	$ 9,425	$ 9,540

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ -	$ -
Total Current Liabilities	$ -	$ -

Long-Term Liabilities
Convertible Notes-related party	$ 10,600	$ -
TOTAL LIABILITIES	$ 10,600	$ -

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value,
50,000,000 shares authorized, no
shares issued or outstanding as
of March 31, 2014 and June 30, 2013

Common stock, $0.001 par value,
200,000,000 shares authorized,
2,243,500 shares issued and
outstanding as of March 31, 2014 and June 30, 2013	2,243	2,243

Additional paid in capital	1,459,051	1,459,051
Retained earnings (Deficit)	(1,462,469)	(1,451,754)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,175)	9,540

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$ 9,425	$ 9,540

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
					From Inception
					July, 23 1985
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

Revenue	$ -	$ -	$ 150	$ 150	$ 4,290,986

Cost of Sales	-	-	115	115	575

Gross Profit	-	-	35	35	4,290,411
Operating Expenses
General and Administrative Expenses	2,250	-	10,750	2,000	5,772,738
Total Expenses	2,250	-	10,750	2,000	5,772,738

Gross Profit (Loss)	(2,250)	-	(10,715)	(1,965)	(1,482,327)
Operating Income (Loss)	(2,250)	-	(10,715)	(1,965)	(1,482,327)
Other Income and Expenses
Forgiveness of Payable to a related party	-	-	-	-	19,839
Interest Income	-	-	-	-	19

Total Other Income (Expenses)	-	-	-	-	19,858
Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	(2,250)	-	(10,715)	(1,965)	(1,462,469)

Basic and Diluted Earnings (Loss) per shares (Loss) per Share	(0.001)	-	(0.005)	(0.001)

Weighted average number of common shares outstanding	2,243,500	2,243,500	2,243,500	2,243,500

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			From Inception
			July, 23 1985
	Nine Months Ended		through
	March 31,		March 31,
	2014	2013	2014
Cash Flows From
Operating Activities

Net income (loss) to cash	$ (10,715)	$ (1,965)	$ (1,462,469)

Adjustments to reconcile
Net income (loss) to cash
Provided by (used in) ops	-	-	-
Depreciation	-	-	-
Common stock issued for service
Gain on debt forgiveness	-	-	(19,839)
Decrease (Increase) in inventory	115	115	(9,425)
Increase (Decrease) in accts payable
Increase in payable to related party	-	-	-
Net cash provided by
(used in) operations	(10,600)	(1,850)	(1,491,733)

Cash Flows From
Investing Activities

Net cash provided by
investing activities	-	-	-

Cash Flows From
Financing Activities

Proceeds from related party loan	10,600	-	1,481,733
Proceeds from issue of common stock	-	-	10,000
Net cash provided by
financing activities	10,600	-	1,491,733

Net increase (decrease)	-	(1,850)	-

Cash beginning of period	-	3,068	-
Cash end of period	$ -	$ 1,218	$ -

Supplemental Disclosures of
Cash Flow Information
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

March 31, 2014

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and convertible notes-related party approximate their market values as of March 31, 2014.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of March 31, 2014. There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the nine months ended March 31, 2014 and 2013 are as follows:

	2014	2013
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$ (10,715)	$ (1,965)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$ (0.005)	$ (0.001)
LOSS PER COMMON SHARE, DILUTED
Numerator Net income	$ (10,715)	$ (1,965)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	(0.005)	(0.001)

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the nine months ended March 31, 2014 and 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 the President advanced $2,100 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $2,100 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 210,000 shares of common stock.

During the three months ended December 31, 2013 the President advanced $3,500 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $3,500 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 350,000 shares of common stock.

During the three months ended September 30, 2013 the President advanced $5,000 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $5,000 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 500,000 shares of common stock.

As a result, there are $10,600 of notes issued convertible into a total of 1,060,000 common shares.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during the nine months ended March 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of March 31, 2014 the Company had no cash. Its assets consisted of an inventory of art and/or collectibles currently consisting of 82 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,425. As of March 31, 2014 we had total liabilities of $10,600 consisting entirely of Convertible Notes due to our President and convertible into 1,060,000 shares of our common stock. Our position as of March 31, 2014 represents an increase in liabilities of $10,600 since June 30, 2013, our last year end, when the Company had no liabilities.  It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no cash resources at this time but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended March 31, 2014 there were no art sales and the value our inventory remained at $9,425.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer who also serves as our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were effective and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2014, and June 30, 2013, (ii) Statement of Operations for the three and nine months ended March 31, 2014, (iii) Statement of Cash Flows for the nine months ended March 31, 2014, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2014

THREE SHADES FOR EVERYBODY, INC.

  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, Treasurer, CFO, and Director