Form 10-K
period 2014-06-30
Three Shades for Everybody, Inc.
filed 2014-09-09
CIK 1443609

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

Smaller reporting company  [X]

Indicate by check mark whether Three Shades is a shell company (as defined in Rule 12b-2 of the Exchange Act):                                                                           Yes  [  ]       No [X]

The aggregate market value of Three Shades’ common stock held by non-affiliates of Three Shades as of the last business day of Three Shades’ most recently completed fiscal quarter (June 30, 2014) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2014). For this purpose, all of Three Shades’ officers and directors and their affiliates were assumed to be affiliates of Three Shades.

There were 2,243,500 shares of Three Shades’ common stock outstanding as of September 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

iii

THREE SHADES FOR EVERYBODY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2014

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

Background and Prior Names

Three Shades for Everybody, Inc. (the "Company") was incorporated in July 1985 as Na Pali Funding, Inc. under the laws of the State of Delaware. The Company was initially formed to invest in new business ventures; it registered its shares with the SEC and conducted an Initial Public Offering of its stock in 1986. In March, 1987, it acquired Vutek Systems, Inc., a California corporation, and the name was changed to Vutek Systems, Inc. In July, 1999 the Company agreed to acquire an apparel design and manufacturing business and on July 9, 1999 the name was again changed, this time to Three Shades for Everybody, Inc. While the name was changed, the acquisition of the apparel business was never completed.

From March, 1987 until March, 1990 the Company operated as Vutek Systems, Inc. (“Vutek”). Vutek was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles. The flagship product, FreezFrame allowed a picture or image from a standard video source such as a video camera, VCR or video disk player to be digitized and combined with text and graphics or otherwise altered for more useful display on a computer screen. The software allowed it to be used with other commercial off-the-shelf software programs such a dBASE III Plus, ShowPartner, and Storyboard. The company had intended to develop an entire line of products for this market. The company raised funds through the exercise of outstanding warrants, however the funds raised were insufficient to maintain operations. As a result of the Company’s failure to generate adequate capital, it continued to operate at a loss. By March 1, 1990 all funds had been expended, and the Company thereafter became dormant.

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

Description of Current Business

In June of 2010 management decided to take the Company in a new business direction and agreed on a plan to market fine art and collectibles on a retail basis via the internet and also via consignment placements with traditional art galleries. We initially believed that our primary sales outlets would be Ebay, Amazon, and similar online sales venues, where we could receive maximum marketing exposure with minimal expense. However we have recently arranged to place works on consignment with a traditional, brick and mortar gallery in Southern California. The Alexander Salazar Gallery is preparing an exhibition of twenty works which we are supplying. We have also embarked upon a program of offering works for auction by charities at their fundraisers where we are paid a minimum price and the charity retains all funds above the minimum.

We expect to purchase fine art and collectibles and to sell these from our own inventory. In 2010 we acquired an initial inventory of art and collectibles consisting of 87 lithographic art works by the comedian and artist Red Skelton. We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both online and through galleries in the Southern California region. We have recently accepted a consignment of original paintings by the well known actor, Tony Curtis.

In June of 2010 we issued a total of 2,000,000 restricted common shares in exchange for the 87 signed, numbered, limited edition, lithographic art works by the comedian and artist Red Skelton referred to above. This was a related party transaction. The seller of the Red Skelton art was our president. For accounting purposes the art was valued at $10,000 or $0.005 per share. There was no independent appraisal. In the most recent quarter we sold two of these art works.

ITEM 1A.      RISK FACTORS

Our business is subject to numerous risk factors, including the following:

Our business is relatively new, we have no substantial operating history in this business, and we have never been profitable.  As a result, we may never become profitable, and, as a result, our investors could lose some or all of their investment.        (1,464,649)

Although we were organized as a corporation in 1985, we began preparation for our current business, the sale of fine art and collectibles, in June 2010.  From the inception of the corporation in July, 1985 through June 30, 2014, we generated a net loss of $1,464,649, most of which is related to the video imaging business we operated in the late 1980s. In the year ended June 30, 2014 we had sales revenues of $450, cost of sales of $345, and generated a net loss of $12,895. In the year ended June 30, 2013 we had sales revenues of $150 and cost of sales of $115, and generated a net loss of $1,183. We cannot guarantee we will ever develop a substantial volume of sales. Even if we develop a substantial number of sales, there is no assurance that we will become a profitable company. We may never become profitable on an ongoing basis, and, as a result, our investors could lose some or all of their investment.

Because we have incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the periods ended June 30, 2014 and 2013 our accountants have expressed doubt about our ability to continue as a going concern as a result of our net losses and lack of working capital. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

• our ability to sell our art and collectibles at a price which will provide us a profit; and

• our ability to attract consignment clients whose art and collectibles will sell.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $11,500 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, it is possible that we will need additional financing of some type, which we do not now possess, to fully develop our operations. Our ability to raise additional financing cannot be guaranteed. If needed, we will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than any funds which may be generated from sales of our inventory, and any funds which may be loaned to us by Mr. Masters, our President. In the event that we need additional capital, Mr. Masters has agreed to loan such funds as may be necessary through June 30, 2015 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no profitable operating history, and a relatively new business with little history, we are an inherently risky investment. An investor could lose his entire investment.

Although we are a 28 year old corporation, we are a new entrant in the art business. Because we are a business with little history, the operations which we engage in, the sale of fine art and collectibles, is an extremely risky business for us. An investor could lose his entire investment.

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

We depend and will continue to depend upon third-party independent contractors such as art galleries and Ebay for providing a sales venue .  We cannot guaranty that these third party independent contractors will continue to allow us to utilize their services. We also anticipate hiring contractors to create and maintain a website for us. Such third party contractors have no fiduciary duty to the shareholders of our company and may not perform as expected. Inasmuch as the capacity for certain services by certain third-parties may be limited, the inability of those third-parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

The secondary market for fine art and collectibles is intensely competitive and has become more so as a result of the recent financial recession in the country. Fewer customers are expected to purchase art and more collectors are expected to attempt to sell some or all of their collections. This is expected to result in price reductions, fewer customer orders, and reduced gross margins.  We are aware of a number of other companies that are presently retailing fine art and/or collectibles online.  We believe that there will be an increasing number of online  retailers of fine art and  collectibles of the types we offer and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure  merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently, and adopt more aggressive pricing or inventory availability policies than we can.

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

Demand for art and other collectible merchandise is affected by the general economic conditions in the United States. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like art and other collectible merchandise generally increase. When economic conditions are less favorable, sales of art and other collectibles are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, the recent economic downturn and any future economic downturn, or any future changes in consumer spending habits, could have a material adverse effect on our financial condition and results of operations.

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

No matters were submitted to a vote of security holders during the period ended June 30, 2014.

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

Holders

As of June 30, 2014, there were approximately 644 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no operating earnings to date and we anticipate that any earnings we may realize in the future will be utilized to build up our inventory of art and collectibles for sale.

Recent Sales of Unregistered Securities

During the fiscal years ended June 30, 2014 and 2013 there were no sales of unregistered securities. The last sale of unregistered securities was on June 28, 2010 when the Company’s president, Daniel Masters purchased unregistered securities from the Company. Mr. Masters received a total of 2,000,000 common shares on June 28, 2010 in exchange for 87 signed, numbered, limited edition, lithographic prints produced by comedian and artist Red Skelton valued by the Company at a total of $10,000 or $0.005 per share of stock issued.  We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

            Forward Stock Split

There were no stock splits during the years ended June 30, 2014 and 2013. On June 25, 2010 the Company affected a forward split of its existing and outstanding shares on the basis of 12 new shares for each 10 old shares.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the years ended June 30, 2014 and 2013 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	June 30, 2014	June 30, 2013
Statements of Operations Data
Revenues Cost of Sales	450 345	150 115
Expenses	13,000	2,500
Gross Profit (Loss) Other Income Net Income (Loss) Earning (Loss) per Share	(12,895) 0 (12,895) (0.006)	(2,465) 1,282 (1,183) (0.001)
Weighted Average Common Shares	2,243,500	2,243,500

Balance Sheets Data
Cash Inventory	0 9,195	0 9,540
Total Assets	9,195	9,540

Liabilities	12,550	0

Stockholders’ Equity(Deficit)	(3,355)	9,540

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended June 30, 2014 and 2013. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

1) Liquidity:  On June 30, 2014 the Company had no cash on hand but had an inventory of art and/or collectibles consisting of 80 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs are valued at $9,195. On June 30, 2013 the Company had no cash on hand but had an inventory of art and/or collectibles consisting of 83 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. These lithographs were valued at $9,540. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, the President of the Company has agreed that he will pay these charges, if they exceed the cash on hand, with his personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no liquid capital resources but will rely upon interest free loans or capital contributions from its President to meet its needs.

3) Results of Operations:  In June 2010 the Company acquired an inventory of 87 artworks and determined to enter the business of selling art and collectibles. As of June 30, 2014 seven such sales had been made. In June 2014 the Company received an offer of 20 original paintings by the actor Tony Curtis to be consigned for sale. The consignment was not immediately accepted, but subsequently an unrelated art gallery agreed to accept these works on consignment and the Company is now finalizing the terms of this consignment and re-consignment.

From the inception of the corporation in July, 1985 through June 30, 2014, we generated a net loss of $1,464,649, most of which is related to the video imaging business we operated in the late 1980s.

For the year ended June 30, 2014 we had sales revenues of $450 and cost of sales of $345  and incurred $13,000 in general and administrative expense, and generated a net loss of $12,895. For the year ended June 30, 2013 we had sales revenues of $150 and cost of sales of $115  and incurred $2,500 in general and administrative expense, and generated a net loss of $1,183.

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

June 30, 2014 and 2013

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Three Shades For Everybody, Inc.

We have audited the accompanying balance sheets of Three Shades for Everybody, Inc. (A Development Stage “Company”) as of June 30, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended June 30, 2014 and 2013, and the period from July 23, 1985 (inception) to June 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three Shades for Everybody, Inc. as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the years ended June 30, 2014 and 2013, and the period from July 23, 1985 (inception) to June 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

  PLS CPA, A Professional Corp.

September 8, 2014

San Diego, CA. 92111

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS
	As of June 30, 2014	As of June 30, 2013
Current Assets:

Cash	$ -	$ -
Inventory	9,195	9,540

TOTAL ASSETS	$ 9,195	$ 9,540

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$ -	$ -
Note Payable to related party	12,550	-
TOTAL LIABILITIES	$ 12,550	$ -

Stockholders' Equity:
Preferred stock, $ .001 par value, 50,000,000 shares authorized, no share issued or outstanding as of June 30, 2014 or 2013	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 2,243,500 shares issued and outstanding as of June 30, 2014 and 2013	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Deficit accumulated during development stage	(1,464,649)	(1,451,754)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$ (3,355)	$ 9,540

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,195	$ 9,540

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	Year Ended June 30, 2014	Year Ended June 30, 2013	Accumulated since July 23, 1985 (inception) to June 30, 2014

Net Revenue	$ 450	$ 150	$ 4,291,286

Cost of Sales	345	115	805

Gross Profit	105	35	4,290,481

Operating Expenses

General and Administrative Expense	13,000	2,500	5,774,988

Total Expenses	13,000	2,500	5,774,988

Gross Profit (Loss)	(12,895)	(2,465)	(1,484,507)

Other Incomce and Expense

Debt Forgiveness	-	1,281	19,839

Interest Income	-	1	19

Total Other Income and Expense	-	1,282	19,858

Provision for Income Tax	-	-	-

Net Income (Loss)	$ (12,895)	$ (1,183)	$ (1,464,649)

Basic an Diluted Earning (Loss) per Share	$ (0)	$ (0)

Weighted Average Number of Common Shares Outstanding	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Balance
Initial Issuance of Common Stock	26,427	26	974
Net (loss) in year ended 6/30/85				(18,475)
Balance 6/30/85	26,427	$ 26	$ 974	$ (18,475)	$ (17,475)

Issuance of Common Stock	65,537	66	12,334
Net (loss) in year ended 6/30/86				(647,204)
Balance 6/30/86	$ 91,964	$ 92	$ 13,308	$ (665,679)	$ (652,279)

Issuance of Common Stock for Cash	36,996	37	69,963
Issuance of Common Stock for Acquisition	90,405	90	3,331
Net (loss) in year ended 6/30/87				(290,805)
Balance 6/30/87	$ 219,365	$ 219	$ 86,602	$ (956,484)	$ (869,663)

Issuance of Common Stock for Cash	9,976	10	91,490
Net (loss) in year ended 6/30/88				(489,278)
Balance 6/30/88	229,341	$ 229	$ 178,092	$ (1,445,762)	$ (1,267,441)

Issuance of Stock on Warrant Exercise	37,012	37	378,513
Issuance of Stock for Debt Forgiveness	6,030	6	196,463	196,241
Net (loss) in year ended 6/30/89				(708,631)
Balance 6/30/89	272,383	$ 272	$ 753,068	$ (1,958,152)	$ (1,204,812)

Issuance of Stock for Debt Forgiveness	41,350	42	206,943	205,420
Net (loss) in year ended 6/30/90				(157,399)
Balance 6/30/90	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/91
Balance 6/30/91	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/92
Balance 6/30/92	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Net (loss) in year ended 6/30/93
Balance 6/30/93	313,733	$ 314	$ 960,011	$ (1,910,131)	$ (949,806)

Debt Eliminated by Statute of Limitations			463,937	463,937
Net (loss) in year ended 6/30/94
Balance 6/30/94	313,733	$ 314	$ 1,423,948	$ (1,446,194)	$ (21,932)

Net (loss) in year ended 6/30/95
Balance 6/30/95	313,733	$ 314	$ 1,423,948	$ (1,446,194)	$ (21,932)

Issuance of Stock for Services	502,099	502	$ 18,498
Net (loss) in year ended 6/30/96
Balance 6/30/96	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Net (loss) in year ended 6/30/97
Balance 6/30/97	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Net (loss) in year ended 6/30/98
Balance 6/30/98	815,832	$ 816	$ 1,442,446	$ (1,446,194)	$ (2,932)

Reverse Stock Split - 1 for 100	(807,675)	(808)	808
Issuance of Common Stock for Cash	26,427	26	2,474
Net (loss) in year ended 6/30/99
Balance 6/30/99	34,584	$ 34	$ 1,445,728	$ (1,446,194)	$ (432)

Stock Split - 2.8 for 1	62,253	62	(62)		$ -
Issuance of Stock for Services	11,419	12	$ 420		$ 432
Net (loss) in year ended 6/30/2000
Balance 6/30/2000	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/01
Balance 6/30/01	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/02
Balance 6/30/02	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/03
Balance 6/30/03	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/04
Balance 6/30/04	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/05
Balance 6/30/05	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/06
Balance 6/30/06	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Net (loss) in year ended 6/30/07
Balance 6/30/07	108,256	$ 108	$ 1,446,086	$ (1,446,194)	$ -

Issuance of Stock for Services	135,244	135	4,965		$ 5,100
Net (loss) in year ended 6/30/08				(5,100)	$ (5,100)
Balance 6/30/08	243,500	243	$ 1,451,051	$ (1,451,294)	$ -

Net (loss) in the year ended 6/30/09				(5,000)	$ (5,000)
Balance 6/30/09	243,500	243	$ 1,451,051	$ (1,456,294)	$ (5,000)

Issuance of Stock for Art Works	2,000,000	2,000	8,000		$ 10,000
Net (loss) in year ended 6/30/10				(5,200)	$ (5,200)
Balance 6/30/10	2,243,500	2,243	$ 1,459,051	$ (1,461,494)	$ (200)

Net (loss) in the year ended 6/30/11				(4,953)	(4,953)
Balance 6/30/11	2,243,500	2,243	$ 1,459,051	$ (1,466,447)	$ (5,153)

Net profit in the year ended 6/30/12				15,876	15,876
Balance 6/30/12	2,243,500	2,243	$ 1,459,051	$ (1,450,571)	$ 10,723

Net (loss) in the year ended 6/30/13				(1,183)	$ (1,183)
Balance 6/30/13	2,243,500	2,243	$ 1,459,051	$ (1,451,754)	$ 9,540

Net (loss) in the year ended 6/30/14				(12,895)	(12,895)
Balance 6/30/14	2,243,500	2,243	$ 1,459,051	$ (1,464,649)	$ (3,355)

	See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
	Year Ended June 30, 2014	Year Ended June 30, 2013	Accumulated since July 23, 1985 (inception) to June 30, 2014
Cash Flows From Operation Activities

Net Profit (Loss)	$ (12,895)	$ (1,183)	$ (1,464,649)
Adjustments to reconcile net Income (Loss) to cash provided by (used in) operations	-	-	-
Depreciation	-	-	-
Common Stock issued for services	-	-	-
Decrease in payable to a related party for debt forgiveness	-	(1,281)	(19,839)
Decrease (Increase) in Inventory	345	115	805
Increase (Decrease) in accounts Payable	-	(719)	(9,946)

Net cash provided by (used in) operating activities	(12,550)	(3,068)	(1,493,629)

Cash Flows from Investing Activities
	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities

Proceeds of loan from related party	12,550	-	1,461,750
Common stock issued	-	-	10,000
Net cash provided by (used in) financing activities	12,550	-	1,471,750

Net increase (decrease) in cash	-	(3,068)	(21,879)

Cash beginning of year	-	3,068	-

Cash end of year	$ -	$ -	$ -

Supplemental Discolsures of Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. and in 1986 the Company registered its stock with the SEC and conducted its Initial Public Offering. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business. The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s activities since 2010 have been limited to organization, reporting to the SEC under the 1934 Act, and negotiations for sales of a limited number of art works.

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial June 30, 2014 or 2013.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and notes payable to related party approximate their market values as of June 30, 2014.

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

In the year ended June 30, 1987 the Company’s S-18 registration statement with the SEC became effective and the Company went public, issuing 1,400,000 units, each consisting of one share and two warrants, at a price of $0.05 per unit. Also in that year it acquired VuTek Systems, Inc., in a stock for stock exchange which resulted in the issuance of an additional 3,421,000 shares. Additional shares were issued in 1988, 1989, and 1990 as a result of warrant exercises, private placements, and issuances for services.

By June 30, 1990 the Company had a total of 11,872,069 shares issued and outstanding. By the end on 1990 the Company closed its business and became dormant. In 1994 the number of shares issued and outstanding remained at 11,872,069, however the additional paid in capital was increased by $463,937 as a result of the expiration and forgiveness of debt through the Statute of Limitations.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of June 30, 2014 and 2013. There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The computations of earnings per share for the years ended June 30, 2014 and 2013 are as follows:

	2014	2013
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$ (12,895)	$ (1,183)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$ (0.006)	$ (0.001)

There are no dilutive instruments outstanding, and therefore basic earnings per share and diluted earnings per share are the same.

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the years ended June 30, 2014 and 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

In the year ended June 30, 2013 the President advanced $1,281 to cover expenses incurred and forgave these loans during the same year.

During the three months ended June 30, 2014 the President advanced $1,950 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $1,950 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 195,000 shares of common stock.

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

As a result, there are $12,550 of notes issued convertible into a total of 1,255,000 common shares.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during years ended June 30, 2014 and 2013.

NOTE 9 – SUBSEQUENT EVENTS

On August 22, 2014 the Company agreed to accept a consignment of twenty original paintings by the actor Tony Curtis and to re-consign these works with the Alexander Salazar Gallery for sale. The Company will earn 5% of the gross sales price on any works sold as its consignment fee.

*********************************************************************************************************************

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

On August 27, 2013 we agreed to engage PLS, CPA as our new independent registered public accounting firm. The appointment of PLS, CPA was approved by our Board of Directors. During the fiscal periods ended June 30, 2012, 2011 and 2010 we did not consult with PLS, CPA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and PLS, CPA did not provide either a written report or oral advice to us that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that, as of June 30, 2014, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In arriving at that conclusion, management identified as materials weaknesses in our internal control over financial reporting: (1) the lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions and  (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, also arising from our chief executive officer’s lack of accounting training and service in multiple roles as well as our limited financial resources to support hiring of personnel and implementation of accounting systems

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.      EXECUTIVE COMPENSATION.

No current officer or director has received any cash compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide cash compensation to any officer or director. However, our officer and director received stock as compensation for past services and reimbursement for past expenses in 2008. There are no agreements in place or contemplated at this time to provide stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 30, 2014 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

    Name and

Number of

    Address of

Shares

    Beneficial

Beneficially

Percent

    Owner

Owned

of Class

____________________________________________________________________________

Daniel Masters

  2,100,000

93.60%

1150 Silverado, Ste 204

La Jolla, CA 92037

All Officers and

 2,100,000

93.60%

Directors as a Group

(one individual)

The remaining 143,500 shares of the Company's outstanding common shares are held by 643 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 2,243,500 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On June 28, 2010 the president and majority shareholder of the Company, Daniel Masters, sold 87 signed, numbered, limited edition, lithographs produced by comedian and actor Red Skelton to the Company in exchange for 2,000,000 shares of restricted stock. The transaction was valued at $10,000 or $0.005 per share. During the fiscal year ended June 30, 2014 Mr. Masters loaned the Company a total of $12,550 to cover expenses incurred and paid during that year. The Company issued the President a series of three years convertible notes totaling $12,550 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 1,255,000 shares of common stock. There were no reportable transactions with related persons during fiscal 2013.

The Company’s one director is also its one officer. Therefore it has no independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

 Stan J. H. Lee, CPA was the Company’s independent audit firm during fiscal 2013. The following table sets forth the aggregate fees billed by Stan J. H. Lee, CPA to the Company during those years:

2014

2013

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

consents and review of registration statements

$ 0                                  $2,000

Audit related fees

   0

   0

Tax fees and tax related fees

   0

   0

All other fees for other services

   0

   0

PLS, CPA has audited the Company’s financial statements for the years 2014 and 2013. The following table sets forth the aggregate fees billed by PLS, CPA to the Company during the years covered by this report:

2014

2013

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

consents and review of registration statements

 $9,500

                           $0

Audit related fees

 $0

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated by reference:

The financial statements listed below are included under Item 8 of this report:

Balance Sheets as of June 30, 2014 and 2013;

Statements of Operations for the years ended June 30, 2014 and 2013;

Statements of Stockholders’ Equity since 1985 (inception);

Statements of Cash Flows for the years ended June 30, 2014 and 2013; and

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

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Filed herewith

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Filed herewith

Exhibit 32

Section 1350 Certification

Filed herewith

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2014 and June 30, 2013, (ii) Statement of

Operations for the years ended June 30, 2014 and June 30, 2013, (iii) Statements of Stockholders’ Equity since 1985 (inception); (iv) Statements of Cash Flows for the years ended June 30, 2014 and June 30, 2013, and (v) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Three Shades For Everybody, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2014

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

Title

Date

/s/ Daniel Masters

President, Secretary,

September 9, 2014

(Daniel Masters)

Treasurer and Director

(Chief Executive Officer)

(Chief Financial Officer)