Form 10-Q
period 2014-09-30
Three Shades for Everybody, Inc.
filed 2014-11-06
CIK 1443609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.001 par value, outstanding as of October 30, 2014 was 2,243,500.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2014, prepared by the company, immediately follow.

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	As of Sept 30, 2014	As of June 30, 2014
	(unaudited)	(audited)
Current Assets:

Cash	$ -	$ -
Inventory	9,195	9,195

TOTAL ASSETS	$ 9,195	$ 9,195

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ -	$ -
TOTAL CURRENT LIABILITIES	-	-

Long-term Liabilities
Convertible Notes-related party	17,300	12,550

TOTAL LIABILITIES	17,300	12,550

Stockholders' Equity:
Preferred stock, $ .001 par value, 50,000,000 shares authorized, no share issued or outstanding as of Sept. 30, 2014 and June 30, 2014	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 2,243,500 shares issued and outstanding as of Sept. 30, 2014 and June 30, 2014	2,243	2,243
Additional paid in capital	1,459,051	1,459,051
Deficit accumulated during development stage	(1,469,399)	(1,464,649)

TOTAL STOCKHOLDERS' EQUITY	$ (8,105)	$ (3,355)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 9,195	$ 9,195

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Accumulated since July 23, 1985 (inception) to Sept 30, 2014

Net Revenue	$ -	$ -	$ 4,291,286

Cost of Sales	-	-	805

Gross Profit	-	-	4,290,481

Operating Expenses

General and Administrative Expense	4,750	6,250	5,779,738

Total Expenses	4,750	6,250	5,779,738

Gross Profit (Loss)	(4,750)	(6,250)	(1,489,257)

Other Incomce and Expense

Debt Forgiveness		-	19,839

Interest Income	-	-	19

Total Other Income and Expense	-	-	19,858

Provision for Income Tax	-	-	-

Net Income (Loss)	$ (4,750)	$ (6,250)	$ (1,469,399)

Basic an Diluted Earning (Loss) per Share	$ (0)	$ (0)

Weighted Average Number of Common Shares Outstanding	2,243,500	2,243,500

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Accumulated since July 23, 1985 (inception) to Sept 30, 2014
Cash Flows From Operation Activities

Net Profit (Loss)	$ (4,750)	$ (6,250)	$ (1,469,399)
Adjustments to reconcile net Income (Loss) to cash provided by (used in) operations	-	-	-
Depreciation	-	-	-
Common Stock issued for services	-	-	-
Gain on debt forgiveness			(19,839)
Decrease (Increase) in Inventory	-		805
Increase (Decrease) in accounts Payable	-	1,250	(9,946)

Net cash provided by (used in) operating activitites	(4,750)	(5,000)	(1,498,379)

Cash Flows from Investing Activities
	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities

Proceeds of loan from related party	4,750	5,000	1,466,500
Common stock issued	-	-	10,000
Net cash provided by (used in) financing activities	4,750	5,000	1,476,500

Net increase (decrease) in cash	-	-	(21,879)

Cash beginning of period	-	-	-

Cash end of period	$ -	$ -	$ (21,879)

Supplemental Discolsures of Cash Flow Information
Interest paid	$ -	-	$ -
Income taxes paid	$ -	-	$ -

See Notes to Financial Statements

THREE SHADES FOR EVERYBODY, INC.

Notes to Financial Statements (Unaudited)

September 30, 2014

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

THE COMPANY

Three Shades for Everybody, Inc. (the "Company"), was incorporated in the state of Delaware on July 23, 1985 as Na Pali Funding, Inc. The Company was organized to invest in other firms and in 1987 the Company approved the acquisition of Vutek Systems, Inc., a California corporation, and a name change to Vutek Systems, Inc. As a result of this acquisition, the Company was primarily engaged in the design, manufacture, and sale of image capturing or processing products for IBM personal computers and compatibles until 1990. From 1990 to 2010 the Company had no business activity, although the Company changed its name to Three Shades for Everybody, Inc. in 1999. In June 2010 the Company acquired an inventory of 87 lithographic art works and entered the retail art business. The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s activities since 1990 have been limited to organization and capital formation and minimal sales activity.

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

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and convertible notes-related party approximate their market values as of September 30, 2014.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

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

As a result of these issuances and the forward split there were a total of 2,243,500 shares of common stock issued and outstanding as of September 30, 2014. There are no shares of preferred stock issued and outstanding.

NOTE 4 - EARNINGS PER SHARE

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The computations of earnings per share for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
LOSS PER COMMON SHARE, BASIC
Numerator Net income	$ (4,750)	$ (6,250)
Denominator Weighted-average shares	2,243,500	2,243,500
Net loss per common share	$ (0.002)	$ (0.003)

Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

NOTE 5 - INCOME TAXES

There was no income and no provisions for income taxes for the three months ended September 30, 2014 and 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014 the President advanced $4,750 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $4,750 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 475,000 shares of common stock.

During the year ended June 30, 2014 the President advanced a total of $12,550 to cover expenses incurred and paid during that fiscal year. The Company issued the President a three years convertible note for the sum of $12,550 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 1,255,000 shares of common stock.

As of September 30, 2014, there are $17,300 of notes issued convertible into a total of 1,730,000 common shares.

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

NOTE 8 - COMMITMENT AND CONTIGENCY

There was no commitment or contingency to disclose during the three months ended September 30, 2014.

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

In June of 2010 management decided to take the Company in a new business direction and agreed on a plan to market fine art and collectibles on a retail basis via the internet and also via consignment placements with traditional, brick and mortar art galleries in the Southern California region. We expect to purchase fine art and collectibles and to sell these from our own inventory, and in fact we have already acquired an initial inventory of art and collectibles consisting of lithographic art works by the comedian and artist Red Skelton. As of September 30, 2014 we had sold seven of these lithographs.

We also plan to sell art and collectibles owned by others who consign them to us. Like our own inventory sales, consigned items will be offered for sale both through the internet and through galleries in the Southern California region. In June 2014 the Company received an offer of 20 original paintings by the actor Tony Curtis to be consigned for sale. The consignment was not immediately accepted, but subsequently an unrelated art gallery agreed to accept these works on consignment and the Company has now accepted these works on consignment and has placed them on re-consignment.

LIQUIDITY AND CAPITAL RESOURCES

1) Liquidity:  As of September 30, 2014 the Company had no cash. Its assets consisted of an inventory of art and/or collectibles currently consisting of 80 signed, numbered, limited edition, lithographic prints by artist and comedian Red Skelton. The inventory is valued at $9,195. As of September 30, 2014 we had total liabilities of $17,300 consisting entirely of Convertible Notes due to our President and convertible into 1,730,000 shares of our common stock. Our position as of September 30, 2014 represents an increase in liabilities of $4,750 since June 30, 2014, our last year end, when the Company had no liabilities.  It is anticipated that we will continue to incur nominal expenses in the implementation of the business plan described herein. While we have only limited cash with which to pay these anticipated expenses, present management of the Company will pay these charges, if they exceed the cash on hand, with their personal funds as interest free loans to the Company or as capital contributions.

2) Capital Resources:  As noted above, the Company has no cash resources at this time but will rely upon interest free loans or capital contributions from management, if necessary, to meet its needs.

3) Results of Operations:  During the quarter ended September 30, 2014 there were no art sales and the value our inventory remained at $9,195.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K filing as filed with the SEC on September 9, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2014, and June 30, 2014, (ii) Statement of Operations for the three months ended September 30, 2014, (iii) Statement of Cash Flows for the three months ended September 30, 2014, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014            THREE SHADES FOR EVERYBODY, INC.

  By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, Treasurer, CFO, and Director